Form 10-Q
period 2000-03-31
I3 MOBILE INC
filed 2000-05-19
CIK 1045597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ____________________ to _________________

                        Commission File Number 333-94191



                                 i3 MOBILE, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                  51-0335259
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)


              181 Harbor Drive                               06902
            Stamford, Connecticut                         (Zip Code)
   (Address of principal executive offices)


     Registrant's telephone number, including area code: (203) 428-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     No  X .
                                    ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
        Class                                      May 12, 2000
        -----                                     --------------
   Common Stock, Par Value $.01                      22,709,765

                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS









                         PART I - Financial Information


Item 1. - Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2000 and
  December 31, 1999 ......................................................     3

Condensed Consolidated Statement of Operations for the Three
  Months Ended March 31, 2000 and 1999 ...................................     4

Condensed Consolidated Statement of Cash Flows for the Three
  Months Ended March 31, 2000 and 1999 ...................................     5

Notes to Condensed Consolidated Financial Statements .....................     6



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................     8

Item 3. - Quantitative and Qualitative Disclosures about Market Risk .....    10


                           Part II - Other Information


Item 2. - Changes in Securities and Use of Proceeds ......................    10

Item 6. - Exhibits and Reports on Form 8-K ...............................    11

Signatures ...............................................................    12

                         PART I - Financial Information

Item 1. - Financial Statements


                                 i3 MOBILE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               PRO FORMA
                                                                 March 31,     March 31,    December 31,
                                                                    2000          2000         1999
                                                                 ---------     ---------     ---------
                                                                (UNAUDITED)   (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents .................................    $  21,629     $ 105,292     $  28,241
  Accounts receivable, net of allowances ....................          350           350           397
  Deferred advertising ......................................        4,261         4,261         4,261
  Prepaid expenses and other current assets .................          174           174           168
                                                                 ---------     ---------     ---------
         Total current assets ...............................       26,414       110,077        33,067
  Fixed assets, net .........................................        3,251         3,251         1,942
  Intangible assets, net ....................................          150           150           158
  Other non-current assets ..................................        2,598            29           634
  Deposits ..................................................          458           458           440
                                                                 ---------     ---------     ---------
         Total assets .......................................    $  32,871     $ 113,965     $  36,241
                                                                 =========     =========     =========

      LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
         PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ..........................................    $     321     $     321     $     724
  Accrued liabilities .......................................        3,112         3,112         2,775
  Deferred revenue ..........................................          218           218           100
                                                                 ---------     ---------     ---------
         Total current liabilities ..........................        3,651         3,651         3,599
                                                                 ---------     ---------     ---------
Mandatorily redeemable convertible preferred stock ..........       58,023          --          55,338
                                                                 ---------     ---------     ---------
Stockholders' equity (deficit):
  Common stock; $.01 par value, 50,000,000 shares authorized,
    7,655,500, 24,594,765 and 7,655,500 shares issued .......           77           246            77
  Additional paid-in capital ................................       28,931       167,879        27,253
  Notes receivable from stockholders ........................          (22)          (22)          (31)
  Deferred compensation .....................................       (2,247)       (2,247)         (764)
  Accumulated deficit .......................................      (51,312)      (51,312)      (45,001)
  Treasury stock at cost, 1,885,000 shares ..................       (4,230)       (4,230)       (4,230)
                                                                 ---------     ---------     ---------
Stockholders' equity (deficit) ..............................      (28,803)      110,314       (22,696)
                                                                 ---------     ---------     ---------
         Total liabilities, mandatorily redeemable
           convertible preferred stock and stockholders'
           deficit ..........................................    $  32,871     $ 113,965     $  36,241
                                                                 =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED
                                                                ---------------------
                                                                March 31,    March 31,
                                                                  2000         1999
                                                                --------     --------
                                                                     (UNAUDITED)

Net revenue -- trade .......................................    $    910     $    487
Net revenue -- related parties .............................        --             23
                                                                --------     --------
Net revenue ................................................         910          510
Cost of revenue ............................................         569          265
                                                                --------     --------
Gross profit ...............................................         341          245
                                                                --------     --------
Operating expenses:
  Sales and marketing ......................................       1,112          292
  General and administrative ...............................       3,039          598
  Stock compensation .......................................         130         --
                                                                --------     --------
Operating expenses .........................................       4,281          890
                                                                --------     --------
Operating loss .............................................      (3,940)        (645)
Interest (income)/expense ..................................        (314)         153
                                                                --------     --------
Net loss ...................................................      (3,626)        (798)
                                                                --------     --------
Dividends on mandatorily redeemable preferred stock ........      (2,685)        (361)
                                                                --------     --------
Loss applicable to common stock ............................    $ (6,311)    $ (1,159)
                                                                ========     ========

Net loss per share - basic and diluted .....................    $  (1.09)    $  (0.18)
                                                                ========     ========
Shares used in computing net loss per share ................       5,771        6,560
                                                                ========     ========

Pro forma net loss per share - basic and diluted (Unaudited)    $  (0.16)
                                                                ========
Shares used in computing pro forma net loss per share ......      22,710


See accompanying notes to condensed consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                    THREE MONTHS ENDED
                                                                   --------------------

                                                                     2000         1999
                                                                   --------     --------
                                                                        (UNAUDITED)

Cash flows from operating activities:
  Net loss ....................................................    $ (3,626)    $   (798)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .............................         217            8
    Stock compensation expense ................................         130         --
    Non-cash charges from the issuance of common stock warrants           3          100
    Other .....................................................          26           26
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable ..............          20         (105)
      Increase in other current assets and other assets .......      (1,927)        --
      Decrease in accounts payable ............................        (403)         (88)
      Increase in accrued liabilities .........................         337          207
      Increase (decrease) in deferred revenue .................         118          (44)
                                                                   --------     --------
Net cash used in operating activities .........................      (5,105)        (694)
                                                                   --------     --------
Cash flows from investing activities:
    Purchase of fixed assets ..................................      (1,516)        --
                                                                   --------     --------
Net cash used in investing activities .........................      (1,516)        --
                                                                   --------     --------
Cash flows from financing activities:
  Proceeds from sales of preferred stock, net .................        --         11,944
  Repurchase of common and preferred stock ....................        --         (3,000)
  Repayments of notes payable .................................        --           (634)
  Repayments of notes receivable - related parties ............           9            4
                                                                   --------     --------
Net cash provided by financing activities .....................           9        8,314
                                                                   --------     --------
Increase (decrease) in cash and cash equivalents ..............      (6,612)       7,620
Cash and cash equivalents at beginning of period ..............      28,241          166
                                                                   --------     --------
Cash and cash equivalents at end of period ....................    $ 21,629     $  7,786
                                                                   ========     ========
Supplemental disclosures of cash flow and non cash activities:
  Interest paid in cash .......................................    $   --       $     26
  Conversion of preferred stock for debt ......................    $   --       $  5,000
  Accretion of mandatorily redeemable preferred stock
    dividends .................................................    $  2,685     $    361


See accompanying notes to condensed consolidated financial statements.

                             i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION:

     i3 Mobile, Inc., the "Company", formerly known as Intelligent Information Incorporated, was incorporated in Delaware on June 28, 1991. The Company provides personalized information to wireless phone and other wireless device users. Its services enable wireless device users to have access to personalized information and electronic commerce. The Company offers a range of individualized information products, including customized stock quotes, news, weather, sports, entertainment, traffic and travel information as well as personal e-mail, calendar and commerce applications.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

     These financial statements should be read in conjunction with the audited financial statements and note disclosures included in the Company's prospectus filed with the Securities and Exchange Commission on April 6, 2000.



NOTE 2 - PRO FORMA BALANCE SHEET:

     Upon the closing of the Company's initial public offering (See Note 4), each outstanding share of preferred stock automatically converted into 500 shares of common stock. These transactions have been reflected in the unaudited pro forma balance sheet as if they occurred on March 31, 2000.

     The unaudited pro forma balance sheet also gives effect to the sale of 5,100,000 shares of common stock upon the closing of the Company's initial public offering and the sale of 522,500 shares of common stock to the underwriters related to the exercise of their over-allotment option, at a price of $16 per share, after deducting underwriting discounts and commissions, and the application of the net proceeds. (See Note 4)


NOTE 3 - REVENUE RECOGNITION:

     On February 9, 2000, the Company entered into a 5-year agreement with BroadcastEntertainment.com under which BroadcastEntertainment.com will be the exclusive provider to the Company for certain entertainment related content. The agreement, among other items, includes that the Company will provide enterprise services to BroadcastEntertainment.com to upgrade its website for the delivery of content and related services directly to wireless devices and to offer BroadcastEntertainment.com the capability to provide these web-to-wireless services to up to five of its related companies. The Company applies the American Institute of Certified Public Accountants' Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts to recognize revenue on a percentage of completion basis related to this agreement.

                                 i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 4 - SUBSEQUENT EVENTS:


INITIAL PUBLIC OFFERING

     On April 6, 2000, the Company completed an initial public offering of 5,100,000 shares of common stock at a price of $16 per share, generating net proceeds of $75,888,000. In connection with the initial public offering, the Company granted to the underwriters an option to purchase up to 765,000 additional common shares at the initial public offering price less the underwriting discounts and commissions, to cover any over-allotments. On May 10, 2000, the underwriters exercised this option and purchased an additional 522,500 shares. After deducting underwriting discounts and commissions, the Company received $7,774,800 in net proceeds from the exercise of this option.

                                 i3 MOBILE, INC.

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations
--------------------------------------------------------------------------------

     The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included in this document and with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended December 31, 1997, 1998 and 1999 included in our prospectus dated April 6, 2000.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This quarterly report contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future operating results, including, without limitation, our history of losses, our ability to retain existing wireless carriers and attract new wireless carriers, our dependence on paying subscribers, intense competition, our continuing ability to develop new programs which generate consumer interest, and general economic factors. We have incurred significant operating losses since our inception. Although we have experienced revenue growth in recent quarterly periods, such growth rates may not be sustainable and may not be indicative of future operating results. There can be no assurance that we will be able to achieve or maintain profitability in the future.


OVERVIEW

     We provide timely personalized information to users of wireless communications devices in North America. We were founded in February 1991 as Intelligent Information Incorporated and began operations in 1992. We develop highly personalized, local, timely and interactive wireless content products and services that meet the needs of our users. We currently distribute these products and services primarily through wireless network operators, and, to a lesser extent, through Internet media networks and corporate enterprises. Our strategy is to position ourselves as the single-source wireless portal supplier for our distributors by building innovative products and continually enhancing our proprietary technology. We intend to diversify our distribution relationships, to further expand our user and subscriber bases and to develop advertising and transaction revenue streams.


RESULTS OF OPERATIONS

     Our products and services are offered to subscribers on a monthly basis based on pricing models designed to attract a large number of subscribers. We derive the majority of our revenue from monthly subscription fees for personalized news and information products and services delivered to users via wireless devices, such as digital wireless phones, pagers and personal digital assistants.


THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Net Revenue. Net revenue increased 78% from $510,000 for the three months ended March 31, 1999 to $910,000 for the three months ended March 31, 2000. This increase is primarily attributable to development revenue realized under an agreement with BroadcastEntertainment.com. Under the terms of this agreement, we will wirelessly enable several BroadcastEntertainment.com websites in order to facilitate the delivery of its content and related services directly to wireless devices.

     Cost of Revenue. Cost of revenue increased by 115% from $265,000 for the three months ended March 31, 1999 to $569,000 for the three months ended March 31,

2000. Approximately $170,000 of the increase was associated with labor costs directly related to services provided to BroadcastEntertainment.com. Approximately $90,000 of the increase was related to an increase in the delivery of stock quote information and an increase in minimum fees associated with the acquisition of additional general news content. Network operations costs also increased by approximately $40,000 as a result of increased labor costs to provide 24 hour customer care and operations support.

     Sales and Marketing Expenses. Sales and marketing expenses increased by 280% from $292,000 for the three months ended March 31, 1999 to $1,112,000 for the three months ended March 31, 2000. This increase was attributable to increased compensation expenses, including the hiring of additional sales and marketing personnel, and the expansion of our marketing programs to increase market awareness of our company and our products and services.

     General and Administrative Expenses. General and administrative expenses increased by 408% from $598,000 for the three months ended March 31, 1999 to $3,039,000 for the three months ended March 31, 2000. This increase was primarily due to increased compensation costs from the addition of corporate and business development personnel, increased professional fees, rent and other related infrastructure expenses.

     Interest Expense (Income), Net. Net interest income was $314,000 for the three months ended March 31, 2000. Net interest expense was $153,000 for the three months ended March 31, 1999 which included interest income of $29,000. Net interest expense for the period ending March 31, 1999 was comprised primarily of interest on our indebtedness to the Connecticut Development Authority and Intelligent Investment Partners, Inc. Both notes were retired in the fourth quarter of 1999 as part of the issuance of mandatorily redeemable Series F convertible preferred stock. Interest income consists primarily of interest earned on cash equivalents.



LIQUIDITY AND CAPITAL RESOURCES

     Since our inception we have financed our operations primarily through sales of our equity securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $46,400,000 through March 31, 2000.

     Net cash used in operating activities was $694,000 for the three months ended March 31, 1999 and $5,105,000 for the three months ended March 31, 2000. The principal use of cash in each of these periods was to fund our losses from operations.

     Net cash provided by financing activities was $8,314,000 for the three months ended March 31, 1999 and $9,000 for the three months ended March 31, 2000. Cash provided by financing activities in the period ended March 31, 1999 was primarily attributable to proceeds from sales of our equity securities, offset by the repurchase of common and preferred stock and repayments of notes payable.

     Cash used in investing activities was $0 for the three months ended March 31, 1999 and $1,516,000 for the three months ended March 31, 2000. Cash used in investing activities relates primarily to equipment and computer purchases for our new operations center and headquarters.

     As of March 31, 2000, we had cash and cash equivalents of $21,630,000. On April 6, 2000, we completed our initial public offering and raised net proceeds (after expenses of the offering) of approximately $81.1 million, including the net proceeds from the underwriters' exercise of their over-allotment option. As of March 31, 2000, on a pro forma basis, including public offering, we would have cash and cash equivalents of $105,292,000.

     For the remainder of 2000, we expect to have the following expenditures and requirements:

     - Approximately $15 million for expansion of our sales and marketing operations;

     - Approximately $7 million for further development of our systems infrastructure, including $2 million for expansion of our data center; and

     - Approximately $27 million for working capital and other general corporate purposes, including the development of technology alliances.

In addition, we may use a portion of our funds for acquisitions or other investments.

     We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. We do not currently transact business in foreign currencies and, accordingly, are not subject to exposure from adverse movements in foreign currency exchange rates. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents.

     As of March 31, 2000 we had no debt outstanding. We currently have no plans to incur debt during the next 12 months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2000 has been estimated at approximately $500,000 or 2% of budgeted net loss for each 1% change in interest rates.


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     See disclosure in the section entitled "Quantitative and Qualitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10.


                           Part II - Other Information


Item 2. - Changes In Securities and Use of Proceeds

     On April 5, 2000, our Registration Statement on Form S-1 became effective. All 5,100,000 shares of common stock, par value $.01, were sold upon completion of the initial public offering at an aggregate offering price of $81,600,000 or $16 per share. Deutsche Banc Alex. Brown, Chase H&Q and Credit Suisse First Boston acted as managing underwriters for the offering. Underwriting discounts and commissions totaled $5,712,000. After deducting underwriting discounts and commissions, the net proceeds received was approximately $75,888,000.

     In addition to the underwriting discounts and commissions, we incurred approximately $2,570,000 of expenses associated with the offering. None of our expenses in connection with the offering were paid directly or indirectly to our directors or officers or their associates, or to persons owning 10% or more of our common stock or other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of approximately $73,318,000 from the offering.

     In connection with the offering, we granted to the underwriters an option to purchase up to 765,000 additional common shares at the initial public offering price, less the underwriting discounts and commissions, to cover any over-allotments. On May

10, 2000, the underwriters exercised this option and purchased an additional 522,500 shares. After deducting underwriting discounts and commissions, we received $7,774,800 in proceeds from the exercise of this option.

     None of the net proceeds from the initial public offering have been used to date. The net proceeds have been invested in short-term, investment grade, interest-bearing instruments.


Item 6. - Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2000

                                    i3 MOBILE, INC.



                                    By:/s/ Michael P. Neuscheler
                                       -------------------------

                                       Vice President and Chief
                                       Financial Officer