Form 10-Q
period 2000-06-30
I3 MOBILE INC
filed 2000-08-11
CIK 1045597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                                       or

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

                               Yes_X__ No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
     Class                                     August 10, 2000
     -----                                     ---------------
Common Stock, Par Value $.01                     22,805,750

                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



                         PART I - Financial Information


Item 1. - Financial Statements

Consolidated Balance Sheet as of June 30, 2000 and
  December 31, 1999......................................................    3

Consolidated Statement of Operations for the Three and Six
  Months Ended June 30, 2000 and 1999....................................    4

Consolidated Statement of Cash Flows for the Six
  Months Ended June 30, 2000 and 1999....................................    5

Notes to Consolidated Financial Statements...............................    6



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    7

Item 3. - Quantitative and Qualitative Disclosures about Market Risk.....    9


                           Part II - Other Information


Item 2. - Changes in Securities and Use of Proceeds......................   10

Item 6. - Exhibits and Reports on Form 8-K...............................   10

Signatures...............................................................   11

                         PART I - Financial Information

Item 1. - Financial Statements


                                 i3 MOBILE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                        June 30,          December 31,
                                                                         2000                1999
                                                                       ---------          ------------
                                                                      (UNAUDITED)            (NOTE)
                           ASSETS
Current assets:
  Cash and cash equivalents .................................          $  99,594           $  28,241
  Accounts receivable .......................................                492                 397
  Unbilled accounts receivable ..............................                420                --
  Deferred advertising ......................................              4,176               4,261
  Prepaid expenses and other current assets .................                328                 168
                                                                       ---------           ---------
         Total current assets ...............................            105,010              33,067
  Fixed assets, net .........................................              4,071               1,942
  Other non-current assets ..................................                256                 792
  Deposits ..................................................                471                 440
                                                                       ---------           ---------
         Total assets .......................................          $ 109,808           $  36,241
                                                                       =========           =========
      LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
         PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..........................................          $     143           $     724
  Accrued liabilities .......................................              2,672               2,875
                                                                       ---------           ---------
         Total current liabilities ..........................              2,815               3,599
                                                                       ---------           ---------
Mandatorily redeemable convertible preferred stock ..........               --                55,338
                                                                       ---------           ---------
Stockholders' equity (deficit):
  Common stock; $.01 par value, 50,000,000 shares authorized,
    24,684,125 and 7,655,500 shares issued ..................                247                  77
  Additional paid-in capital ................................            167,931              27,253
  Notes receivable from stockholders ........................                (18)                (31)
  Deferred compensation .....................................             (2,091)               (764)
  Accumulated deficit .......................................            (54,846)            (45,001)
  Treasury stock at cost, 1,885,000 shares ..................             (4,230)             (4,230)
                                                                       ---------           ---------
Stockholders' equity (deficit) ..............................            106,993             (22,696)
                                                                       ---------           ---------
         Total liabilities, mandatorily redeemable
           convertible preferred stock and stockholders'
           equity (deficit) .................................          $ 109,808           $  36,241
                                                                       =========           =========


NOTE: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             ---------------------------           ---------------------------
                                                             June 30,           June 30,           June 30,           June 30,
                                                               2000               1999               2000               1999
                                                             --------           --------           --------           --------
                                                                     (UNAUDITED)                           (UNAUDITED)
Net revenue .......................................          $  1,106           $    433           $  2,016           $    943
Cost of revenue ...................................               646                328              1,215                593
                                                             --------           --------           --------           --------
Gross profit ......................................               460                105                801                350
                                                             --------           --------           --------           --------
Operating expenses:
  Sales and marketing .............................             1,494                460              2,606                752
  General and administrative ......................             3,530              1,180              6,569              1,778
  Stock compensation ..............................               184               --                  314               --
                                                             --------           --------           --------           --------
Operating expenses ................................             5,208              1,640              9,489              2,530
                                                             --------           --------           --------           --------
Operating loss ....................................            (4,748)            (1,535)            (8,688)            (2,180)
Interest (income)/expense .........................            (1,358)                79             (1,672)               232
                                                             --------           --------           --------           --------
Net loss ..........................................            (3,390)            (1,614)            (7,016)            (2,412)
                                                             --------           --------           --------           --------
Dividends on mandatorily redeemable preferred stock              (144)              (665)            (2,829)            (1,026)
                                                             --------           --------           --------           --------
Loss applicable to common stock ...................          $ (3,534)          $ (2,279)          $ (9,845)          $ (3,438)
                                                             ========           ========           ========           ========

Net loss per share - basic and diluted ............          $  (0.16)          $  (0.40)          $  (0.72)          $  (0.56)
                                                             ========           ========           ========           ========
Shares used in computing net loss per share .......            21,628              5,669             13,743              6,119
                                                             ========           ========           ========           ========


See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                     SIX MONTHS ENDED
                                                                                                ---------------------------
                                                                                                June 30,           June 30,
                                                                                                  2000               1999
                                                                                                --------           --------
                                                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net loss ...........................................................................          $ (7,016)          $ (2,412)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ....................................................               495                 16
    Stock compensation expense .......................................................               314               --
    Issuance of common stock warrants ................................................                31                100
    Other ............................................................................                71                 10
    Changes in operating assets and liabilities:
     (Increase) in accounts receivable ...............................................              (586)               (19)
      Decrease in deferred advertising ...............................................                85               --
      Decrease (increase) in other current assets and other assets ...................               569                (17)
     (Decrease) increase in accounts payable .........................................              (581)               287
     (Decrease) in accrued liabilities ...............................................              (203)               (56)
                                                                                                --------           --------
Net cash used in operating activities ................................................            (6,821)            (2,091)
                                                                                                --------           --------
Cash flows from investing activities:
    Purchase of fixed assets .........................................................            (2,607)              --
                                                                                                --------           --------
Net cash used in investing activities ................................................            (2,607)              --
                                                                                                --------           --------
Cash flows from financing activities:
  Proceeds from sale of common stock, net ............................................            80,654               --
  Proceeds from sale of preferred stock, net .........................................              --               11,944
  Proceeds from exercise of stock options ............................................               114               --
  Repurchase of common and preferred stock ...........................................              --               (3,000)
  Repayments of notes payable ........................................................              --                 (664)
  Repayments of notes receivable - related parties ...................................                13                  9
                                                                                                --------           --------
Net cash provided by financing activities ............................................            80,781              8,289
                                                                                                --------           --------
Increase in cash and cash equivalents ................................................            71,353              6,198
Cash and cash equivalents at beginning of period .....................................            28,241                166
                                                                                                --------           --------
Cash and cash equivalents at end of period ...........................................          $ 99,594           $  6,364
                                                                                                ========           ========
Supplemental disclosures of cash flow and non cash activities:
  Interest paid in cash ..............................................................          $      8           $     33
  Conversion of preferred stock for debt .............................................          $   --             $  5,000
  Accretion of mandatorily redeemable preferred stock ................................          $  2,829           $  1,026
  Conversion of preferred to common stock ............................................          $ 58,167           $   --


See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION:

         i3 Mobile, Inc. (the "Company") was incorporated in Delaware on June 28, 1991. The Company provides personalized information to wireless phone and other wireless device users. Its services enable wireless device users to have access to personalized information and electronic commerce. The Company offers a range of individualized information products, including customized stock quotes, news, weather, sports, entertainment, traffic and travel information as well as personal e-mail, calendar and commerce applications.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the audited financial statements and note disclosures included in the Company's prospectus filed with the Securities and Exchange Commission on April 6, 2000. Certain prior period balances have been reclassified to conform to current period presentations.


NOTE 2 - INITIAL PUBLIC OFFERING

         On April 6, 2000, the Company completed an initial public offering (the "Offering") of 5,100,000 shares of common stock at a price of $16 per share, generating net proceeds of $75,888,000. In connection with the Offering, the Company granted to the underwriters an option to purchase up to 765,000 additional common shares at the initial public offering price less the underwriting discounts and commissions, to cover any over-allotments. On May 10, 2000, the underwriters exercised this option and purchased an additional 522,500 shares. After deducting underwriting discounts and commissions, the Company received $7,774,800 in net proceeds from the exercise of this option.

         In addition, all outstanding preferred stock was converted into 11,316,765 shares of common stock upon completion of the Offering.


NOTE 3 - REVENUE RECOGNITION - PERCENTAGE OF COMPLETION:

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
--------------------------------------------------------------------------------

         The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in this document and with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended December 31, 1997, 1998 and 1999 included in our prospectus dated April 6, 2000.


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


RESULTS OF OPERATIONS

         Our products and services are offered to subscribers on a monthly basis based on pricing models designed to attract a large number of subscribers. We derive our revenue from monthly subscription fees for personalized news and information products and services delivered to users via wireless devices, such as digital wireless phones, pagers and personal digital assistants, as well as development fees generated from providing enterprise solutions that enable our clients to wirelessly deliver to their customers a wide variety of customizable content, data or transactional services.


THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Net Revenue. Net revenue increased 155% to $1,106,000 for the three months ended June 30, 2000 from $433,000 for the three months ended June 30, 1999. The increase from the prior year is primarily attributable to development revenue realized under an agreement with BroadcastEntertainment.com and the growth of our subscriber base as a result of our agreements with existing wireless network operators. Under the terms of the BroadcastEntertainment.com agreement, we will wirelessly enable several of their websites in order to facilitate the delivery of its content and related services directly to wireless devices.

         Cost of Revenue. Cost of revenue increased 97% to $646,000 for the three months ended June 30, 2000 from $328,000 for the three months ended June 30, 1999. The increase was associated with labor costs directly related to services provided to BroadcastEntertainment.com, an increase in content costs associated with the delivery of stock quote information, an increase in minimum fees associated with the acquisition of additional general news content, and an increase in network operations costs as a result of increased labor costs to provide 24 hour customer care and operations support.

         Sales and Marketing Expenses. Sales and marketing expenses increased 225% to $1,494,000 for the three months ended June 30, 2000 from $460,000 for the three months ended June 30, 1999. The increase from the prior year is attributable to increased compensation expenses, including the hiring of additional sales and marketing personnel, and the expansion of our marketing programs to increase market awareness of the Company and our products and services.

         General and Administrative Expenses. General and administrative expenses increased 199% to $3,530,000 for the three months ended June 30, 2000 from $1,180,000 for the three months ended June 30, 1999. The increase was primarily due to increased compensation costs from the addition of corporate and business development personnel and increased professional fees related to the Offering, rent and other related infrastructure expenses.

         Interest (Income) Expense, Net. Net interest income was $1,358,000 for the three months ended June 30, 2000. Interest income consists of interest on the investment of the net proceeds from our initial public offering in short-term, investment grade, interest-bearing instruments. Net interest expense for the three months ended June 30, 1999 was comprised primarily of interest on our indebtedness to the Connecticut Development Authority and Intelligent Investment Partners, Inc. Both notes were retired in the fourth quarter of 1999 as part of the issuance of our Series F preferred stock.



SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Net Revenue. Net revenue increased 114% to $2,016,000 for the six months ended June 30, 2000 from $943,000 for the six months ended June 30, 1999. The increase from prior year is primarily attributable to development revenue realized under an agreement with BroadcastEntertainment.com and the growth of our subscriber base as a result of our agreements with existing wireless network operators.

         Cost of Revenue. Cost of revenue increased 105% to $1,215,000 for the six months ended June 30, 2000 from $593,000 for the six months ended June 30, 1999. The increase was associated with labor costs directly related to services provided to BroadcastEntertainment.com, an increase in content costs associated with the delivery of stock quote information, an increase in minimum fees associated with the acquisition of additional general news content, and an increase in network operations costs as a result of increased labor costs to provide 24 hour customer care and operations support.

         Sales and Marketing Expenses. Sales and marketing expenses increased 247% to $2,606,000 for the six months ended June 30, 2000 from $752,000 for the six months ended June 30, 1999. The increase from prior year is attributable to increased compensation expenses, including the hiring of additional sales and marketing personnel, and the expansion of our marketing programs to increase market awareness of the Company and our products and services.

         General and Administrative Expenses. General and administrative expenses increased 269% to $6,569,000 for the six months ended June 30, 2000 from $1,778,000 for the six months ended June 30, 1999. The increase was primarily due to increased compensation costs from the addition of corporate and business development personnel and increased professional fees related to the Offering, rent and other related infrastructure expenses.

         Interest (Income) Expense, Net. Net interest income was $1,672,000 for the six months ended June 30, 2000. Interest income consists of interest on the investment of the net proceeds from the initial public offering in short-term, investment grade, interest-bearing instruments. Net interest expense for the six months ended June 30, 1999 was comprised primarily of interest on our indebtedness to the Connecticut

Development Authority and Intelligent Investment Partners, Inc. Both notes were retired in the fourth quarter of 1999 as part of the issuance of our Series F preferred stock.



LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt which has resulted in aggregate cash proceeds of $130,063,000 through June 30, 2000.

         Net cash used in operating activities was $2,091,000 for the six months ended June 30, 1999 and $6,821,000 for the six months ended June 30, 2000. The principal use of cash in each of these periods was to fund our losses from operations.

         Net cash provided by financing activities was $8,289,000 for the six months ended June 30, 1999 and $80,781,000 for the six months ended June 30, 2000. Cash provided by financing activities in the period ended June 30, 2000 relates primarily to net proceeds from our initial public offering on April 6, 2000. Cash provided by financing activities in the period ended June 30, 1999 was primarily attributable to proceeds from sales of our equity securities, offset by the repurchase of common and preferred stock and repayments of notes payable.

         Cash used in investing activities was $0 for the six months ended June 30, 1999 and $2,607,000 for the six months ended June 30, 2000. Cash used in investing activities relates primarily to equipment and computer purchases for our new operations center and headquarters.

         As of June 30, 2000, we had cash and cash equivalents of $99,594,000.

         We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the estimated levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities, make strategic acquisitions of technologies or businesses complimentary to ours, or respond to competitive pressures, any of which could harm our business.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

         As of June 30, 2000 we had no debt outstanding. We currently have no plans to incur debt during the next 12 months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2000 has been estimated at approximately $1,000,000 or approximately 3% of budgeted net loss for each 1% change in interest rates.

                           Part II - Other Information


Item 2.  Changes In Securities and Use of Proceeds

         On April 6, 2000, our Registration Statement on Form S-1 (Commission File Number 333-94191) became effective. In connection with the offering, we granted to the underwriters an option to purchase up to 765,000 additional common shares at the initial public offering price, less the underwriting discounts and commissions, to cover any over-allotments. On May 10, 2000, the underwriters exercised this option and purchased an additional 522,500 shares. After deducting underwriting discounts and commissions, the Company received $7,774,800 in proceeds from the exercise of this option.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2000

                                 i3 MOBILE, INC.



                                    By:/s/ Michael P. Neuscheler
                                      ---------------------------

                                      Vice President and Chief
                                      Financial Officer