Form 10-Q
period 2000-09-30
I3 MOBILE INC
filed 2000-11-13
CIK 1045597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                               Yes_X__ No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
     Class                                    October 25, 2000
     -----                                     --------------
Common Stock, Par Value $.01                    22,811,800

                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS




                         PART I - Financial Information

Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheet as of September 30, 2000 and
  December 31, 1999......................................................   3

Consolidated Statement of Operations for the Three and Nine
  Months Ended September 30, 2000 and 1999...............................   4

Consolidated Statement of Cash Flows for the Nine
  Months Ended September 30, 2000 and 1999...............................   5

Notes to Consolidated Financial Statements...............................   6



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7

Item 3. - Quantitative and Qualitative Disclosures about Market Risk.....   9


                           Part II - Other Information

Item 2. - Changes in Securities and Use of Proceeds......................  10

Item 6. - Exhibits and Reports on Form 8-K...............................  10

Signatures...............................................................  11

                         PART I - Financial Information

Item 1. - Financial Statements

                                  i3 MOBILE, INC.

                            CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         September 30,          December 31,
                                                                             2000                  1999
                                                                          ---------             ---------
                                                                          (UNAUDITED)             (NOTE)
                           ASSETS

Current assets:
  Cash and cash equivalents .................................            $  93,155             $  28,241
  Accounts receivable .......................................                  884                   397
  Unbilled accounts receivable ..............................                  220                    --
  Deferred advertising ......................................                3,496                 4,261
  Prepaid expenses and other current assets .................                1,954                   168
                                                                         ---------             ---------
         Total current assets ...............................               99,709                33,067
  Fixed assets, net .........................................                5,867                 1,942
  Other non-current assets ..................................                  214                   792
  Deposits ..................................................                  683                   440
                                                                         ---------             ---------
         Total assets .......................................            $ 106,473             $  36,241
                                                                         =========             =========
      LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
         PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..........................................            $     970             $     724
  Accrued liabilities .......................................                4,094                 2,875
                                                                         ---------             ---------
         Total current liabilities ..........................                5,064                 3,599
                                                                         ---------             ---------
Mandatorily redeemable convertible preferred stock ..........                   --                55,338
                                                                         ---------             ---------
Stockholders' equity (deficit):
  Common stock; $.01 par value, 50,000,000 shares authorized,
    24,695,800 and 7,655,500 shares issued ..................                  247                    77
  Additional paid-in capital ................................              167,981                27,253
  Notes receivable from stockholders ........................                  (11)                  (31)
  Deferred compensation .....................................               (1,908)                 (764)
  Accumulated deficit .......................................              (60,670)              (45,001)
  Treasury stock at cost, 1,885,000 shares ..................               (4,230)               (4,230)
                                                                         ---------             ---------
         Stockholders' equity (deficit) .....................              101,409               (22,696)
                                                                         ---------             ---------
         Total liabilities, mandatorily redeemable
           convertible preferred stock and stockholders'
           equity (deficit) .................................            $ 106,473             $  36,241
                                                                         =========             =========




NOTE: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

                               i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     --------------------------          --------------------------
                                                                      Sept. 30         Sept. 30,         Sept. 30,         Sept. 30,
                                                                        2000             1999              2000              1999
                                                                     --------          --------          --------          --------
                                                                             (UNAUDITED)                         (UNAUDITED)
Net revenue ................................................         $  1,448          $    382          $  3,464          $  1,325
Cost of revenue ............................................              796               361             2,012               954
                                                                     --------          --------          --------          --------
Gross profit ...............................................              652                21             1,452               371
                                                                     --------          --------          --------          --------
Operating expenses:
  Sales and marketing ......................................            3,596               525             6,180             1,277
  General and administrative ...............................            4,297             1,245            10,856             3,023
  Stock compensation .......................................              214                 3               561                 3
                                                                     --------          --------          --------          --------
Operating expenses .........................................            8,107             1,773            17,597             4,303
                                                                     --------          --------          --------          --------
Operating loss .............................................           (7,455)           (1,752)          (16,145)           (3,932)
Interest (income)/expense ..................................           (1,632)                8            (3,304)              240
                                                                     --------          --------          --------          --------
Net loss ...................................................           (5,823)           (1,760)          (12,841)           (4,172)
                                                                     --------          --------          --------          --------
Dividends on mandatorily redeemable preferred stock ........               --              (665)           (2,829)           (1,691)
                                                                     --------          --------          --------          --------
Loss applicable to common stock ............................         $ (5,823)         $ (2,425)         $(15,670)         $ (5,863)
                                                                     ========          ========          ========          ========

Net loss per share - basic and diluted .....................         $ (0.26)          $ (0.43)          $ (0.93)          $ (1.01)
                                                                     ========          ========          ========          ========
Shares used in computing net loss per share ................           22,807             5,669            16,797             5,796
                                                                     ========          ========          ========          ========




See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          Sept. 30,            Sept. 30,
                                                                            2000                 1999
                                                                          --------             --------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net loss ...................................................            $(12,841)            $ (4,172)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ............................                 863                   72
    Stock compensation .......................................                 561                    3
    Other ....................................................                  65                  242
    Changes in operating assets and liabilities:
      Increase in accounts receivable ........................                (793)                (160)
      Decrease in deferred advertising .......................                 765                   --
      Increase in other current assets and other assets ......              (1,268)                (481)
      Increase in accounts payable ...........................                 246                   22
      Increase in accrued liabilities ........................               1,219                  508
      Decrease in deferred revenue ...........................                  --                  (47)
                                                                          --------             --------
Net cash used in operating activities ........................             (11,183)              (4,013)
                                                                          --------             --------
Cash flows from investing activities:
  Purchase of intangible asset ...............................                  --                 (100)
  Purchase of fixed assets ...................................              (4,741)                (210)
                                                                          --------             --------
Net cash used in investing activities ........................              (4,741)                (310)
                                                                          --------             --------
Cash flows from financing activities:
  Proceeds from sale of common stock, net ....................              80,675                   --
  Proceeds from sale of preferred stock, net .................                  --               11,944
  Proceeds from exercise of stock options ....................                 143                   --
  Repurchase of common and preferred stock ...................                  --               (3,000)
  Repayments of notes payable ................................                  --                 (703)
  Issuance of notes receivable - related parties .............                  --                 (200)
  Repayments of notes receivable - related parties ...........                  20                  116
                                                                          --------             --------
Net cash provided by financing activities ....................              80,838                8,157
                                                                          --------             --------
Increase in cash and cash equivalents ........................              64,914                3,834
Cash and cash equivalents at beginning of period .............              28,241                  166
                                                                          --------             --------
Cash and cash equivalents at end of period ...................            $ 93,155             $  4,000
                                                                          ========             ========
Supplemental disclosures of cash flow and non cash activities:
  Interest paid in cash ......................................            $     16             $    119
  Conversion of preferred stock for debt .....................            $     --             $  5,000
  Accretion of mandatorily redeemable preferred stock ........            $  2,829             $  1,690
  Conversion of preferred to common stock ....................            $ 58,167             $     --




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

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 3 - REVENUE RECOGNITION - PERCENTAGE OF COMPLETION:

                  On February 9, 2000, the Company entered into a 5-year agreement with Mobile Media Group, Inc. (formerly known as BroadcastEntertainment.com, Inc.) under which Mobile Media Group will be the exclusive provider to the Company for certain entertainment related content. The agreement, among other items, includes that the Company will provide enterprise services to Mobile Media Group to upgrade its website for the delivery of content and related services directly to wireless devices and to offer Mobile Media Group the capability to provide these web-to-wireless services to up to five of its related companies. The Company applies the American Institute of Certified Public Accountants' Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts to recognize revenue on a percentage of completion basis related to this agreement.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

                  This quarterly report contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future operating results, including, without limitation, our history of losses, our ability to retain existing wireless carriers and attract new wireless carriers and other enterprise customers, our dependence on paying subscribers, intense competition, our continuing ability to develop new programs which generate consumer interest, and general economic factors. We have incurred significant operating losses since our inception. Although we have experienced revenue growth in recent quarterly periods, such growth rates may not be sustainable and may not be indicative of future operating results. There can be no assurance that we will be able to achieve or maintain profitability in the future.

OVERVIEW

                  We provide timely personalized information to users of wireless communications devices in North America. We were founded in June 1991 as Intelligent Information Incorporated and began operations in 1992. We develop highly personalized, local, timely and interactive wireless content products and services that meet the needs of our users. We currently distribute these products and services primarily through wireless network operators and, to a lesser extent, through Internet media networks and corporate enterprises. Our strategy is to position ourselves as the single-source wireless portal supplier for our distributors by building innovative products and continually enhancing our proprietary technology. We intend to diversify our distribution relationships, to further expand our user and subscriber bases and to develop advertising and transaction revenue streams.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net Revenue. Net revenue increased 279% to $1,448,000 for the three months ended September 30, 2000 from $382,000 for the three months ended September 30, 1999. The increase from the prior year is primarily attributable to development revenue realized under agreements with Mobile Media Group and other enterprise customers (approximately $0.7 million) and the growth of our subscriber base (approximately $0.3 million) as a result of our agreements with wireless network operators. Under the terms of the Mobile Media Group agreement, we will wirelessly enable several of their websites in order to facilitate the delivery of its content and related services directly to wireless devices.

                  Cost of Revenue. Cost of revenue increased 120% to $796,000 for the three months ended September 30, 2000 from $361,000 for the three months ended September 30, 1999. The increase was associated with costs directly related to services provided to Mobile Media Group and other enterprise related projects, an increase in costs associated with the acquisition of content and delivery of information to wireless users and an increase in network operations costs as a result of increased labor costs to provide 24 hour customer care and operations support.

                  Sales and Marketing Expenses. Sales and marketing expenses increased 585% to $3,596,000 for the three months ended September 30, 2000 from $525,000 for the three months ended September 30, 1999. The increase from the prior year three month period is attributable to the launch of the Company's national and regional advertising campaign consisting of print, cable television and radio broadcasts, e-mail and online advertising to increase market awareness of the Company and its products and services and increased compensation expenses, including the hiring of additional sales and marketing personnel. Sales and marketing expenses during the three months ended September 30, 2000 includes non-cash marketing expenses of $680,000 associated with certain of the Company's broadcast and online initiatives.

                  General and Administrative Expenses. General and administrative expenses increased 245% to $4,297,000 for the three months ended September 30, 2000 from $1,245,000 for the three months ended September 30, 1999. The increase was primarily due to increased compensation costs from the addition of corporate and business development personnel, increased fees and expenses associated with being a publicly traded company, rent and other related infrastructure expenses.

                  Stock Compensation Expenses. Stock compensation expenses relates to the issuance of incentive stock options to the extent that fair market value exceeds the exercise price and warrants issued to third parties. Compensation expense related to incentive stock options is recognized based on the fair value of the options at their grant date, in accordance with Statement of Financial Accounting Standard No. 123 ("FAS 123") and totaled $184,000 for the three months ended September 30, 2000. Compensation expense related to warrants is recognized based on the fair value as determined through the Black -Scholes pricing model utilizing the fair value of the Company's common stock as of the measurement date and totaled $30,000 for the three months ended September 30, 2000. Stock compensation expenses for the three months ended September 30, 1999 was $3,000.

                  Interest (Income) Expense, Net. Net interest income was $1,632,000 for the three months ended September 30, 2000. Interest income consists of interest on the investment of the net proceeds from our initial public offering in short-term, investment grade, interest-bearing instruments. Net interest expense for the three months ended September 30, 1999 was comprised primarily of interest on our indebtedness to the Connecticut Development Authority and Intelligent Investment Partners, Inc. Both notes were retired in the fourth quarter of 1999 as part of the issuance of our Series F preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                  Net Revenue. Net revenue increased 161% to $3,464,000 for the nine months ended September 30, 2000 from $1,325,000 for the nine months ended September 30, 1999. The increase from the prior year is primarily attributable to development revenue realized under agreements with Mobile Media Group and other enterprise customers (approximately $1.7 million) and the growth of our subscriber base (approximately $0.5 million) as a result of our agreements with wireless network operators.

                  Cost of Revenue. Cost of revenue increased 111% to $2,012,000 for the nine months ended September 30, 2000 from $954,000 for the nine months ended September 30, 1999. The increase was associated with costs directly related to services provided to Mobile Media Group and other enterprise related projects, an increase in costs associated with the acquisition of content and delivery of information to wireless users and an increase in network operations costs as a result of increased labor costs to provide 24 hour customer care and operations support.

                  Sales and Marketing Expenses. Sales and marketing expenses increased 384% to $6,180,000 for the nine months ended September 30, 2000 from $1,277,000 for the nine months ended September 30, 1999. The increase from the prior year nine month period is attributable to the launch of the Company's national and regional advertising campaign consisting of print, cable television and radio broadcasts, e-mail and online advertising to increase market awareness of the Company and its products and services and increased compensation expenses, including the hiring of additional sales and marketing personnel. Sales and marketing expenses during the nine months ended September 30, 2000 includes non-cash marketing expenses of $765,000 associated with certain of the Company's broadcast and online initiatives.

                  General and Administrative Expenses. General and administrative expenses increased 259% to $10,856,000 for the nine months ended September 30, 2000 from $3,023,000 for the nine months ended September 30, 1999. The increase was primarily due to increased compensation costs from the addition of corporate and business development personnel, increased fees and expenses associated with being a publicly traded company, rent and other related infrastructure expenses.

                  Stock Compensation Expenses. Stock compensation expenses relates to the issuance of incentive stock options to the extent that fair market value exceeds the exercise price and warrants issued to third parties. Compensation expense related to incentive stock options is recognized based on the fair value of the options at their grant date, in accordance with Statement of Financial Accounting Standard No. 123 ("FAS 123") and totaled $498,000 for the nine months ended September 30, 2000. Compensation expense related to warrants is recognized based on the fair value as determined through the Black -Scholes pricing model utilizing the fair value of the Company's common stock as of the measurement date and totaled $63,000 for the nine months ended September 30, 2000. Stock compensation expenses for the nine months ending September 30, 1999 was $3,000.

                  Interest (Income) Expense, Net. Net interest income was $3,304,000 for the nine months ended September 30, 2000. Interest income consists of interest on the investment of the net proceeds from the initial public offering in short-term, investment grade, interest-bearing instruments. Net interest expense for the nine months ended September 30, 1999 was comprised primarily of interest on our indebtedness to the Connecticut Development Authority and Intelligent Investment Partners, Inc. Both notes were retired in the fourth quarter of 1999 as part of the issuance of our Series F preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

                  Since our inception, we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt which has resulted in aggregate cash proceeds of $130,063,000 through September 30, 2000.

                  Net cash used in operating activities was $11,183,000 for the nine months ended September 30, 2000 and $4,013,000 for the nine months ended September 30, 1999. The principal use of cash in each of these periods was to fund our losses from operations.

                  Cash used in investing activities was $4,741,000 for the nine months ended September 30, 2000 and $310,000 for the nine months ended September 30, 1999. Cash used in investing activities relates primarily to equipment and computer purchases for our new operations center and headquarters.

                  Net cash provided by financing activities was $80,838,000 for the nine months ended September 30, 2000 and $8,157,000 for the nine months ended September 30, 1999. Cash provided by financing activities in the period ended September 30, 2000 relates primarily to net proceeds from our initial public offering on April 6, 2000. Cash provided by financing activities in the period ended September 30, 1999 was primarily attributable to proceeds from sales of our equity securities, offset by the repurchase of common and preferred stock and repayments of notes payable.

                  As of September 30, 2000, we had cash and cash equivalents of $93,155,000.

                  We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the estimated levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities, make strategic acquisitions of technologies or businesses complimentary to ours or respond to competitive pressures, any of which could harm our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                  We have limited exposure to financial market risks, including changes in interest rates. We do not currently transact significant business in foreign currencies and, accordingly, are not subject to exposure from adverse movements in foreign currency exchange rates. Our exposure to market risks for changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents.

                  As of September 30, 2000 we had no debt outstanding. We currently have no plans to incur debt during the next 12 months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2000 has been estimated at approximately $1,000,000 or approximately 5% of budgeted net loss for each 1% change in interest rates.

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

Dated: November 10, 2000

                                    i3 MOBILE, INC.



                                    By:/s/ Michael P. Neuscheler
                                      -----------------------


                                      Vice President and Chief
                                      Financial Officer