Form 10-K405
period 2000-12-31
I3 MOBILE INC
filed 2001-03-29
CIK 1045597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
  X            Annual report pursuant to Section 13 or 15(d) of the Securities
-----          Exchange Act of 1934. For the fiscal year ended December 31,
               2000.

                                            OR

               Transition report pursuant to Section 13 or 15(d) of the
----- Securities Exchange Act of 1934. For the transition period from ________________ to ________________.

                         Commission File Number: 0-18299

                                 i3 MOBILE, INC.
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                   51-0335259
          ------------------                            --------------
    (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

          181 Harbor Drive
       Stamford, Connecticut                                 06902
     ----------------------------                           --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (203) 428-3000
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 23, 2001, is $1.437.

        As of March 23, 2001, there were 22,851,580 shares of the registrant's common stock ($0.01 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this report.

                                     PART I

         The information set forth in this Report on Form 10-K, including, without limitation, that contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.



ITEM 1.  BUSINESS


OUR BUSINESS

        We develop and distribute information services for mobile telephones and other wireless communications devices. We distribute our services to consumers on a subscription basis through our distribution network of over 25 wireless network operators and businesses. This distribution network, reaching substantially all major North American markets, includes major wireless network operators, such as AT&T Wireless and Bell Mobility, regional network operators, such as U.S. Cellular, and businesses, including New York Times Digital. This distribution network reaches more than 40 million mobile telephone subscribers. We currently provide information services in a variety of broad-based categories, including news, finance, sports, weather, messaging, travel, entertainment and local information.

        In fiscal 2000, we increased our subscriber penetration into existing distributor accounts and expanded our distribution base by entering into agreements with several new wireless network operators and business enterprises. As a result of the further subscriber growth achieved by our existing distributor base and the addition of these new distribution arrangements, at December 31, 2000, we had over 400,000 paying subscribers using our information services. This reflects an increase of 300% over our paying subscribers at December 31, 1999.

        We believe that increasing demand for our services in this new wireless medium will continue as a result of the on-going worldwide growth in wireless telephone services and the increasing deployment of mobile data technology. According to a recent study by Cahners In-Stat Group, the wireless data market is expected to grow from approximately 170 million subscribers worldwide in 2000 to greater than 1.3 billion in 2004. According to this study, messaging is expected to be the primary driver of wireless data growth. The number of messages sent per month is anticipated to grow from 3 billion in 2000 to over 244 billion by December 2004. We believe that the emerging leaders of the wireless information services market will be those companies that provide compelling content to mobile devices via an easy-to-use, consumer-friendly delivery method.

        We provide our current services primarily to North American wireless subscribers using mobile phones, pagers, personal digital assistants and in-vehicle devices. Our services allow subscribers to personalize their user experience from a broad array of information choices based on their individual preferences. Today, our subscribers can configure their services on a branded web site by calling into a live operator or through an interactive voice response system and then accessing the information from their mobile telephones or other devices. Personalization of services enhances the user experience by allowing subscribers to access only the information they want. Subscribers either receive alerts, e.g. "Traffic Alert: Accident on Interstate 95 Southbound at Exit 3," or access information on-demand, e.g. "What is the current stock price of Nokia?"

        To date, our wireless network operators have provided our services under their brand name. For example, our products are offered by AT&T Wireless to its customers under the AT&T "Personal News" label. We provide content aggregation and filtering, profiling systems, messaging systems, operational and customer support and various billing and reporting services in conjunction with these agreements. In addition, we provide our services to businesses sold under their brands. For example, InfoBeat offers our finance and weather products to its costumers under the InfoBeat brand. Its customers can then access these products over various wireless networks.

        We believe that obtaining access to content and services on a wireless device is not merely an extension of the Internet. Further, we believe that wireless data represents the emergence of a new medium that is significantly different than the media that has come before it. The fundamental principles that create economic value in media remain the aggregation of information and entertainment content and the distribution of that content to individuals who have a need for it. Just as advertising-supported mass electronic media, such as broadcast television and radio, have been augmented by more targeted subscription-supported media, such as cable and satellite television, we believe that the "free wireless web" will transition to subscription-supported, personalized services for mobile devices. To that end, we intend to expend significant resources in 2001 on consumer research and rapid prototyping in order to determine the time-sensitive and location-sensitive services that are most compelling to mobile device users and to create a very simple user experience unlike the experience afforded by today's "wireless Internet." In particular, we believe that products that allow our subscribers to access information and services through the development of our Personal Voice Assistant (PVA(TM)) platform will be most compelling.

        We believe that our technical knowledge, operational infrastructure, business relationships, experience in the wireless data market and unique focus on consumer products and applications will enable us to capitalize on the emergence and growth of the mobile data medium.

STRATEGY

        Our objective is to be the leading provider of subscription-based premium data services to mobile telephones and other wireless communications devices. The key elements of our strategy are to:

        -       build compelling products

        -       grow our subscriber base

        -       advance our technology and product delivery systems

BUILD COMPELLING PRODUCTS

        We believe that compelling products and services are created by aggregating relevant information and then delivering the requested information in a manner that is relevant to our subscribers and both cost effective and beneficial to our distributors. We believe that our subscribers will pay premium priced subscription fees to receive these services. This element of our strategy entails:

        Provide Premium Content. In order to satisfy the needs of our mobile subscribers, we develop products and services covering a variety of personal and commercial information categories that are relevant and, wherever practical, unique to the needs of mobile subscribers. Our strategy is to identify content that is time-sensitive, location-specific and mobile device-appropriate. We believe that all "web content" is not necessarily appropriate for mobile telephones and other wireless devices. Our strategy is premised on the belief that mobile telephone users will pay a premium to have access to content that is personalized to their needs.

        Enhance the User Experience. We constantly seek to improve the way our subscribers interact with our products and services. We believe that quick, intuitive access to relevant information is essential for successful mobile data offerings. The "drill down" menu approach of the World Wide Web is inefficient in the mobile data medium. We believe that products designed specifically for use on mobile devices offering the subscriber quick access to the desired information with a minimum of navigation will create greater value for our subscribers. Data products that are easily ordered and available anywhere and anytime, without the need to visit a web site, will enhance the user experience. Furthermore, we believe that voice communication will emerge as a key interface in mobile data communications and that voice recognition-based interaction will greatly enhance the subscriber-friendliness of our services. We intend to enhance our systems to enable a subscriber to make a phone call to our system and make a spoken request, such as "Next train to Chicago from Lake Forest," and we will then deliver the information to the subscriber's mobile phone by recorded or synthesized voice or via a text message. We believe that this type of real-time interaction, which minimizes the number of steps the subscriber needs to take to acquire the desired information and does not require the time consuming step of entering text characters on the telephone's keypad, greatly enhances the user experience.

GROW OUR SUBSCRIBER BASE

        We will continue to rely on our network of wireless carriers and businesses to distribute our products and services and grow our subscriber base rather than taking a direct to consumer market approach. As subscribers become accustomed to and recognize the benefit of accessing information on their wireless devices, we believe they will subscribe for additional premium services.

        Leverage Distribution Network. We will leverage our distribution relationships not only to increase our subscriber base within this existing network but also to attract additional wireless network operators and businesses to distribute our products and services to their customers. We will actively seek to migrate our existing base of complimentary users to premium subscription services through direct and co-operative marketing efforts with our wireless network operator distributors. Likewise, we will transition from providing wireless enablement services to our enterprise distributors and move towards providing these distributors with premium product packages that they can brand and in turn offer to their customers.

        Implement Rapid Product Development. During fiscal 2000, we commenced development of our next generation wireless based messaging delivery framework. This system is designed from a wireless-centric perspective which we believe will enable us to speed development and delivery of new products and services to our distributors. Likewise, we anticipate that the new framework, together with improvements made to our infrastructure, will provide both increased reliability and capacity resulting in speedier and thus more relevant message delivery to our subscribers.

ADVANCE OUR TECHNOLOGY AND PRODUCT DELIVERY SYSTEMS

        Maintain "Carrier-Grade" Infrastructure and Operation. Anticipating the growing demand for wireless data services, we deployed a new data center in fiscal 2000. With this new data center we can effectively deliver millions of messages each day, supporting our Wireless Application Protocol (WAP), Short Messaging Service (SMS) and Internet services. In addition to messaging, we will spend a substantial amount of resources building new infrastructure components that support rich media content, such as ringtones, graphics, audio and video services. These new services will be supported by new business system components which provide "pay for view" accounting, multiple service level billing and enhanced market data reports.

        Enhance Leadership in Product Delivery Systems. We will maintain our platform's compliance with all major data standards for delivery of our products and services on wireless networks and devices. We believe that our technology enables us to adapt our platforms to new technology, devices and protocols with an evolving focus on mobile telephones.

        Enhance Research and Development Function. We will increase investment in our research and development initiatives. Our primary focus will be on voice driven development.

We will also focus on new premium products and services, such as ringtones, inter-carrier messaging and the availability of graphic images on wireless devices. In addition, we are further developing relationships with our strategic partners to leverage technologies and mutual business opportunities.


PRODUCTS AND SERVICES

        Our diverse range of information and communication products and services are available to subscribers of a wide range of wireless devices, including mobile telephones, pagers and personal digital assistants, distributed through our partnerships with wireless carriers and businesses. Our services currently support all widely deployed wireless data protocols and devices and are available with branded and unbranded content sources. In addition, we augment the delivery of our products with support services sold to our distribution partners. These distribution support services include content filtering, messaging, customer care, provisioning, billing and reporting and operations support.


CURRENT PRODUCTS AND SERVICES

Consumer Products

        We offer products in many different categories for mobile device consumers. Our products are sold primarily on a subscription basis. By configuring individual profiles for our services, our subscribers are able to receive personalized messages throughout the day. For example, a subscriber who has chosen to receive New York Yankees scores might receive updated scores from a current game at the end of the fifth inning and as the game ends. Subscribers can also access information on-demand, such as a request for a real-time stock quote.

        Our products are offered both individually and as a suite of products configurable for sale on a subscription basis by our distribution partners. Available product categories include:

   --------------------------------------- --------------------------------------
   NEWS - U.S., international, business,   SPORTS - Scores and news for
   technology, industry, entertainment     professional and college sports teams
   --------------------------------------- --------------------------------------
   WEATHER - Daily, 3-day and 5-day        ENTERTAINMENT - Horoscopes, lottery
   forecasts                               results, jokes, quotes, soap opera
                                           updates, trivia, movie reviews
   --------------------------------------- --------------------------------------
   FINANCE - Stock and index quotes,       TRAVEL - Traffic information, flight
   company news, research links            information, directory services
   --------------------------------------- --------------------------------------
   LOCAL/DIRECTORY - Local news and        COMMUNICATIONS - Email, PIM,
   directory services                      messaging services
   --------------------------------------- --------------------------------------

Distribution Support Services

        We also provide various infrastructure and support services to both our wireless network operator and business partners. These include content aggregation and filtering, profiling systems, messaging systems, operational and customer support and various billing and reporting services. Such services are sold individually or in conjunction with a suite of products. For example, we provide all of our products and services, including credit card billing and second tier customer support, to AT&T Wireless, whereas we provide only content aggregation, filtering and delivery services for New York Times Digital. All of our consumer services can be offered with branded content, like our ESPN products offered by AT&T Wireless, or with unbranded content, like our unbranded sports products offered by Clearnet. Additionally, our QuickStart(TM) program, a defined product based on our next generation wireless-based messaging framework, provides for rapid development of a service offering for a new distribution partner.

        We have agreements with over 50 media and information companies, including the Associated Press, SportsTicker, NASDAQ, NYSE, PCQuote, Dow Jones, National Weather Service, TrafficCast, Flytecomm, CNBC.com and MSNBC Interactive News, to provide us with high-quality content for our products. We offer content providers the opportunity to leverage their existing information in a new medium at little or no incremental cost to them and with significant co-branding opportunities. While each of our content agreements contains varying terms, our standard content agreement has an initial term of three years and automatically renews for continuous one year terms unless one of the parties provides notice that it does not intend to renew the agreement. The amount we pay to the content provider is either a flat monthly fee, a fee based on the number of subscribers or the number of content messages requested or a combination of the three.

        We make our products available on various types of devices, including mobile phones with and without "wireless web" micro-browsers, pagers, personal digital assistants, in-vehicle devices and advanced two-way messaging devices like Research In Motion's BlackBerry wireless handheld. Our messaging and product delivery systems support several different protocols, including mobile-originated and mobile-terminated short message service (SMS), various microbrowsing protocols and mark-up languages, such as Openwave's UPLink/HDML and the open standard WAP/WML, and various paging services. We provide services over all North American air interfaces (TDMA, CDMA, GSM, iDEN, CDPD) and major short messaging protocols.

        Our products are configured via our i3(m)Power(SM) technology platform. This platform serves as both the user's HTML-based control panel for services delivered to the subscriber's wireless device and as an HTML-based access point to the subscriber's content selections. This platform allows users to set up preferences for alert messages (such as notifying the user when a stock has moved by a certain user-defined amount) and to define the menu structure for information the user accesses from a wireless Internet device.

FUTURE PRODUCTS AND SERVICES

Consumer Product Offerings

        We plan to spend significant resources in 2001 on rapid prototyping of new product offerings and on market and focus group testing of these products and their associated user interfaces. Our goal is to determine the content most appealing to mobile users and to refine their user experience in accessing that content. We believe that no company has created a truly compelling user experience for the mobile user, as reflected in weaker than expected industry wide mobile data sales, and we intend to provide some of the first truly compelling mobile services in North America.

        In 2001, we intend to focus our product development efforts in messaging services, such as inter-carrier messaging, location-based services, travel services and other premium content areas. We also plan to invest significant resources in enhancing the user experience - the way a mobile subscriber interacts with our services through the device - paying special attention to voice interaction. It is our belief that a sophisticated voice interface to our products that provides simple command-driven access to information will make the basic services we offer today worthy of premium subscription price points in the future. We believe that suites of personalized services proven valuable in mobile environments will garner retail subscription price points in excess of $10.00 per month, and it is our strategy in 2001 to prove this model with premium product offerings in travel, finance, entertainment and concierge services.

Access Platforms

        We believe that it is essential to provide services for emerging wireless technologies, and we will continue to invest in our ability to provide products built specifically for new devices and protocols. Each individual device requires a unique presentation of information and configuration options, and we will focus in 2001 on improving our products for voice, personal digital assistants and newer network devices. We will also work to develop our first interactive products featuring multimedia elements (audio, graphics and limited video).

        Demand for the "wireless web" has been minimal in North America to date. We feel that the growth in use of wireless telephones is based on their familiar user experience. For the same reason, we feel that voice interaction will be an important component to our future products because it is easy to use and familiar to a mobile telephone user. We will expend substantial resources in 2001 developing and refining a voice user experience for our products that makes them the easiest to use mobile products in the marketplace.

Content Providers

        Our focus in 2001 will be to build our catalog of premium content to use in our product offerings. We will put emphasis on newer multimedia content, including ringtones, graphics, audio and other multimedia, branded content for our financial, sports, mobile concierge, travel and entertainment services. We believe that content which is tailored for the mobile subscriber is more valuable than content configured for the Internet. We expect that our products will be recognized for this selectivity. We also intend to supplement our offerings with expanded Spanish and French Canadian content for North America and Central/South America.


DISTRIBUTION RELATIONSHIPS

        We rely on our network of wireless carriers and businesses to distribute our products and services to our subscriber base rather than marketing directly to consumers. Our approach is similar to that taken in the cable industry where HBO successfully relied on the cable operators to distribute its product rather than going direct to consumer.


WIRELESS NETWORK OPERATORS

        Our core business is to provide consumer-oriented mobile data products that wireless network operators can offer to their customers. Our relationships with wireless network operators typically involve more than simply permission-based usage of their networks to distribute our products and services. Our arrangements generally require that the two parties work closely together in the planning, development and marketing of the service offering. Our products are typically marketed under a co-branded arrangement with the wireless network operator.

        We have entered into relationships with a number of leading North American telecommunications carriers and wireless network operators to distribute our products and services and to grow our subscriber base. As of December 31, 2000, our largest distribution relationships include the following North American wireless network operators:

        -       AT&T Wireless

        -       Bell Mobility

        -       Cingular

        -       PrimeCo

        -       Qwest

        -       Rogers AT&T

        -       Telecorp PCS

        -       Telus/ClearNet

        -       US Cellular

        -       Verizon (AirTouch)

        -       Voicestream


        Wireless network operators are turning to enhanced products, including premium data services, to develop incremental revenue streams that can help them counter declining average revenue per user. In today's marketplace, while consumer minutes of voice use are increasing, revenue per minute of voice usage is steadily decreasing as price has become the major competitive engine in the market. Increased competition has also made customer acquisition and retention key goals for operators. We believe that our products enable wireless network operators to generate additional subscription revenue, increase the number of new acquisitions they make and help decrease the number of users who terminate use of their service.

        We believe that our offerings provide wireless network operators with a complete solution for delivering premium mobile data services to their customers. Our offerings include content aggregation, applications development and integration, content filtering and parsing, individual customer profiling and personalization, billing services, customer care services and delivery of messages in volume. By serving as an outsourced provider of these services, we simplify the process for the operators and decrease the costs necessary to offer mobile data products to their subscribers.

        We have, in the past, offered our end-users the opportunity to receive a limited product selection free of charge. While we currently offer complimentary services in partnership with a few wireless network operators, we are engaging in programs to bring these offerings to an end and convert these complimentary users to subscription-based services. We believe that, with the slow pace of development of advertising-based services in this medium, complimentary services do not currently provide an attractive value proposition to either the wireless network operator or us. As a result, our strategy is to focus on growing our subscriber base with a longer-term outlook towards developing advertising and e-commerce revenues.


ENTERPRISE

        With the growth of wireless communications outpacing the growth of the Internet, businesses are increasingly looking to mobile data services as a means of expanding their relationships with their customers. We believe that we can provide these businesses with an enabling technical solution to extend the reach of their services to their customers' wireless devices. Our services offer businesses a number of benefits, including the extension of their brand and services into a new medium, creating additional customer access points, generating new revenue streams through the sale of subscription services and increasing customer retention.

        Our services for businesses have generally involved the custom development of hosted applications that allow businesses to deliver their content and services or a selection of our existing services to wireless devices. Some of our current business customers include Comworxx, New York Times Digital, InfoBeat and Mobile Media Group.

        With our increased focus on providing premium services through our network of distributors, we are seeking to migrate from reliance on custom development work to leveraging our existing services for distribution by appropriate business enterprises. For example, a package of youth-oriented premium mobile services would be offered to a teen affinity web site, which the site could sell to its user base under its brand. We anticipate that, by the end of 2001, the majority of our non-wireless network operator activities will be centered on providing these types of premium products to businesses.

        Currently, we generate most of our revenue from subscriptions for our products and services. In fiscal 2000, 60% of our revenues were derived from subscription fees and 40% were derived from development fees. Development fees were derived primarily from our efforts in connection with our enterprise distribution model. During fiscal 2000, 68% of our total consolidated revenue came from Cingular/SBC, VoiceStream and Mobile Media Group, Inc.


TECHNOLOGY AND SYSTEMS

        Our wireless information gateway provides the means to send customized content to most types of mobile handheld devices. Our gateway provides message transport utilizing several paging protocols and various protocols for Short Message Services. The gateway also supports the protocols and languages compatible with micro-browsers and the Wireless Application Protocol servers. Our gateway provides delivery through all major wireless networks.

        We have written applications in a number of languages to work with new micro-browser gateways and protocols and emerging voice browser platforms. These new applications provide the basis for the next generation of our wireless information products and are focused on enhancing the Internet functionality of wireless devices. For example, our technology enables a Wireless Application Protocol-enabled handset to become a platform for two-way interactive services, such as directory searches and remote personal information manager connectivity.

        Handling a high volume of message input and output is crucial to our subscribers and wireless network operator distributors. Our new data center currently serves approximately 1.5 million messages per day with reserve capacity for 5 million messages per day.

        During the past year, we have significantly increased our capital investment in system development to maintain a leadership role in content delivery and business system support. We anticipate an even greater investment for these and other initiatives for fiscal 2001. We believe that these further initiatives will provide a solid foundation on which we can expand our service offerings as well as increase our business efficiencies. These investments will include a substantial number of custom software development efforts as well as new investments in hardware and "off the shelf" software. Another significant portion of our capital investment is dedicated to developing voice recognition-enabled services and infrastructure.

        Advancements made to our business and production systems, operational infrastructure and research and development provide the basis to support the anticipated rapid and high volume growth of the delivery of our premium products and services. In addition to these advancements, we added key technical personnel who have implemented operational and development processes contributing to a higher level of quality of service.

        In fiscal 2000, we opened our new data center and operations center. We use these facilities to provide the infrastructure that enables our subscribers to personalize the products and services they elect to receive and then to deliver those selected services to our subscribers. The new data center utilizes state-of-the art technologies and incorporates all standard back-up and safety measures. The data center is monitored by a new operations command center which allows our operators to have visibility to all production systems to insure accurate and timely delivery of our product and services. This operations command center operates 24 hours a day, 7 days a week.

        The reorganization of our quality assurance and operations groups during fiscal 2000 has resulted in significant improvements to the quality level of our products and services and the delivery of these products and services to our subscribers. These groups are responsible for the testing and quality of every new product, service and infrastructure module that is used to operate our business.

        During fiscal 2000, we deployed the first elements of a new enterprise data system which will provide the basis for a new billing and reporting system. We believe this business system provides a highly scalable, state-of-the art and stable business solution that reduces internal resources required to support the business and allows for rapid deployment of new business logic as our business changes.

        We also adopted third party development software for our application platform for building, managing and delivery of our service-based applications. We believe that this technology, when integrated with additional infrastructure initiatives, will allow us to meet the anticipated volume demands that will be placed on our provisioning and content management systems. Our "Quick Start" product offering is built on this new methodology. Similar deployment methodologies are planned for fiscal 2001 to reduce the work required to add new content, create new services, and support new payment methods.


RESEARCH AND DEVELOPMENT

        Our research and development initiatives are focused on new premium products and services, such as ringtones, inter-carrier messaging and the availability of graphic images on wireless phones. A significant development effort also began in late 2000 to provide voice recognition as a means to obtain information from our content feeds. This effort will be expanded to develop a voice-driven product for anticipated launch in the latter part of 2001. In addition, we will create a new research and development group in 2001 to address emerging technologies, such as multimedia, Java-based phones, wireless games and distributed speech recognition, as well as new carrier technologies, such as GPRS and EDGE.


COMPETITION

        The market for our services has become increasingly competitive. We expect that we will compete primarily on the basis of functionality, content and user experience. Our current competitors include Internet portals such as Yahoo and Internet-based content aggregators such as Infospace. Our potential competitors include wireless network operators, any of which may decide to develop in-house resources to provide similar services themselves.

INTELLECTUAL PROPERTY RIGHTS

        We have filed applications in the United States to register the marks "i3 Mobile," "Powered by i3 Mobile," "Mobile Communities," "i3(m) Power," "KewlPhone" and "The New Mobile Experience". In addition, we have registered the marks "Eyes on the Web," "Village Square," "News Alert Service," and "Sports Alert Service" on the Principal Register of the United States Patent and Trademark Office.

        We rely on a combination of copyright, trademark, service mark, trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. We have applied for a patent covering our Advanced Data Mining Advertising Tagging and Transaction system, which is a system that matches personal profile and demographic data against advertising targeting information to attach advertising taglines to the end of content messages being delivered to users.


GOVERNMENT REGULATION

        We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network operators with which we have contracts are subject to regulation by the Federal Communications Commission. Therefore, changes in Federal Communications Commission regulations could affect the availability of wireless coverage these carriers are willing or able to provide to us.

        Legislative proposals have been made in the United States that, if enacted, would afford broader protection to owners of databases of information such as stock quotes and sports scores. If enacted, this legislation could result in an increase in the price of services that provide data to wireless communications devices and could create potential liability for unauthorized use of this data.

EMPLOYEES

        As of December 31, 2000, we had 1 part-time and 113 full-time employees. We consider our relations with our employees to be good. None of our employees are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

        We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet from our own web site at http://www.i3mobile.com or at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2.  PROPERTIES

        Our principal executive offices are located on the third floor at 181 Harbor Drive, Stamford, Connecticut. We currently operate four facilities under leases as follows:


                               APPROXIMATE          APPROXIMATE ANNUAL           LEASE
LOCATION                      SQUARE FOOTAGE          RENT IN 2000           EXPIRATION DATE
--------                      --------------          ------------           ---------------

181 Harbor Drive                 20,453                $511,325               March 2008
Stamford, CT

One Dock Street                  5,047                 $81,000                March 2002
Stamford, CT

1237 Southridge Court            1,000                 $25,000               February 2002
Hurst, TX

305 N.E. Loop                    10,035                $110,385              January 2010
Hurst, TX

        We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.

ITEM 3.  LEGAL PROCEEDINGS

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        (a) Our shares have traded on The Nasdaq National Stock Market under the trading symbol "IIIM" since April 6, 2000. Prior to April 6, 2000 our shares were not publicly traded. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by Nasdaq for each quarter since our shares began trading. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                               HIGH             LOW
                                                               ----             ---
     Fiscal Year Ended December 31, 2000
         Second Quarter (from April 6, 2000)..........         33.06            5.13
         Third Quarter................................         20.06            5.81
         Fourth Quarter...............................          7.44            1.38


        On March 23, 2001, the last reported closing price for our shares was $1.437 per share, as reported by Nasdaq. At March 23, 2001, we had approximately 75 stockholders of record. We estimate that there are approximately 4,931 beneficial owners of our common stock.

        We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. The payment of any future dividends on our common stock will be determined by our Board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other relevant factors.


RECENT SALE OF UNREGISTERED SECURITIES


        During fiscal 2000, we issued warrants to purchase unregistered shares of our Common Stock as follows:

        - On March 7, 2000 we issued a warrant to CNBC.com LLC to purchase 10,000 shares of our Common Stock at a per share exercise price of $10.00;

        - On April 20, 2000 we issued a warrant to MSNBC Interactive News LLC to purchase 20,000 shares of our Common Stock at a per share exercise price of $10.00;

        - On May 30, 2000 we issued a warrant to New Technology Holdings Inc. (InfoBeat) to purchase 20,000 shares of our Common Stock at a per share exercise price of $10.00; and

        - On June 30, 2000 we issued a warrant to infoUSA.com, Inc. to purchase 5,000 shares of our Common Stock at a per share exercise price of $18.00.


USE OF PROCEEDS


        The information required by this section is incorporated by reference from Part II, Item 2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. See also discussion at Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data set forth below as of December 31, 2000 and 1999 and for the fiscal years ended December 31, 2000, 1999 and 1998 is derived from the audited consolidated financial statements which are included elsewhere in this report. The selected consolidated financial data as of December 31, 1998 and as of and for the years ended December 31, 1997 and 1996 is derived from the audited consolidated financial statements not included in this report. The selected consolidated financial data should be read along with such consolidated financial statements and the related notes and the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        FISCAL YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                            2000           1999        1998        1997        1996
                                                          ---------     ---------    --------    --------    --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenue............................................   $  4,494      $  1,734     $ 1,405     $   825     $   645
Cost of revenue (including $11 and $14 of stock
    compensation in 2000 and 1999, respectively).......      2,628         1,316       1,081         700         465
                                                          ---------     ---------    --------    --------    --------

Gross profit...........................................      1,866           418         324         125         180
                                                          ---------     ---------    --------    --------    --------

Operating Expenses:
    Sales and marketing (including $247 and $94 of
        stock compensation in 2000 and 1999,
        respectively)..................................     10,929         2,032         584         234         180
    General and administrative (including $517
        and $145 of stock compensation in 2000 and
        1999, respectively)............................     18,291         4,916       2,306       2,258       1,327
                                                          ---------     ---------    --------    --------    --------

    Total operating expenses...........................     29,220         6,948       2,890       2,492       1,507
                                                          ---------     ---------    --------    --------    --------

Operating loss.........................................    (27,354)       (6,530)     (2,566)     (2,367)     (1,327)
Interest (income) expense, net.........................     (4,778)          326         329          81          (8)
                                                          ---------     ---------    --------    --------    --------

Loss before extraordinary item.........................    (22,576)       (6,856)     (2,895)     (2,448)     (1,319)
Extraordinary loss on extinguishment of debt...........         --        (3,434)         --          --          --
                                                          ---------     ---------    --------    --------    --------

Net loss...............................................   $(22,576)     $(10,290)    $(2,895)    $(2,448)    $(1,319)

Dividends on and redemptions of preferred stock........     (2,829)      (26,580)       (274)        (76)         (8)
                                                          =========     =========    ========    ========    ========

Loss applicable to common stock........................   $(25,405)     $(36,870)    $(3,169)    $(2,524)    $(1,327)
                                                          =========     =========    ========    ========    ========

Net loss per share - basic and diluted.................   $  (1.39)     $  (6.43)    $ (0.42)    $ (0.33)    $ (0.18)
                                                          =========     =========    ========    ========    ========

Shares used in computing net loss per share............     18,314         5,736       7,554       7,554       7,552


                                                                       DECEMBER 31,
                                                     -------------------------------------------------
                                                       2000      1999      1998      1997       1996
                                                     --------  --------  --------  --------  --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................  $84,900   $28,241   $   166   $   215   $ 1,168
Working capital....................................   82,412    29,468     (687)     (533)       756
Total assets.......................................   99,247    36,241       682       375     1,343
Long-term obligations, less current portion........      568         -       455       573       646
Mandatorily redeemable preferred stock.............        -    55,338     2,500     1,412     1,138
Total stockholders' equity (deficit)...............   91,890   (22,696)   (3,578)   (2,488)     (916)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section.

RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

        Net Revenue. Net revenues increased 159% to $4.5 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999. The increase from the prior year is primarily attributable to development revenue realized under agreements with Mobile Media Group and other enterprise customers (approximately $1.8 million) and the growth of our subscriber base (approximately $1.0 million) primarily with wireless network operators partially offset by a reduction in average revenue per user. Under the terms of the Mobile Media Group agreement, we will wirelessly enable several of its websites in order to facilitate the delivery of its content and related services directly to wireless devices.

        Cost of Revenue. Cost of revenue increased by 100% to $2.6 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999. The increase was associated with costs directly related to services provided to Mobile Media Group and other enterprise related projects, an increase in costs associated with the acquisition of content and delivery of information to wireless users and an increase in network operations costs as a result of increased labor costs to provide operations support.

        Sales and Marketing Expenses. Sales and marketing expenses increased by 438% to $10.9 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. The increase from the 1999 period is attributable to the launch of our national and regional advertising campaign consisting of print, cable television and radio broadcasts, e-mail and online advertising to increase market awareness of our company and our products and services and increased compensation expenses, including the hiring of additional sales and marketing personnel. Sales and marketing expenses during the 2000 period include non-cash marketing expenses of $0.9 million associated with certain of our broadcast and online initiatives.

        General and Administrative Expenses. General and administrative expenses increased by 272% to $18.3 million for the year ended December 31, 2000 from $4.9 million for the year ended December 31, 1999. The increase was primarily due to increased compensation costs from the addition of personnel, increased fees and expenses associated with being a publicly traded company, rent and other related infrastructure expenses. General and administrative expenses include $0.5 million and $0.1 million of non-cash compensation expenses for the years ended December 31, 2000 and 1999, respectively. Additionally, the 2000 expenses include $1.0 million for a reduction in workforce and associated costs.

        Interest (Income) Expense, Net. Net interest income was $4.8 million for the year ended December 31, 2000 as compared to net interest expense of $0.3 million for the year ended December 31, 1999. Interest income consists of interest on the investment of the net proceeds from our initial public offering in short-term, investment grade, interest-bearing instruments.

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

        Net Revenue. Net revenues increased 23% to $1.7 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998. This increase was primarily due to the recognition of revenues from the 1998 launches of PrimeCo PCS (Verizon), Bell Mobility and SBC Communications (Cingular) and the growth of our subscriber base as a result of our agreements with other wireless network operators. The percentage increase in revenue lagged substantially behind the percentage increase in users due to an increase in users receiving our complimentary services and a decrease in the price of individual subscription services. Subscription fees decreased in 1999 from 1998 levels due to management's decision to increase market penetration by reducing prices for our basic and premium subscription services.

        Cost of Revenue. Cost of revenue increased by 20% to $1.3 for the year ended December 31, 1999 from $1.1 million for the year ended December 31, 1998. Approximately $0.1 million of the increase was related to an increase in the delivery of stock quote information and an increase in minimum fees associated with the acquisition of additional general news content. Network operations costs also increased by approximately $0.1 million in the year ended December 31, 1999 compared to the year ended December 31, 1998 as a result of increased labor costs to provide operations support.

        Sales and Marketing Expenses. Sales and marketing expenses increased by 233% to $2.0 million for the year ended December 31, 1999 from $0.6 million for the year ended December 31, 1998. This increase during the 1999 period was attributable to increased compensation expenses, including the hiring of additional sales and marketing personnel, and the expansion of our marketing programs to increase market awareness of our company and our products and services.

        General and Administrative Expenses. General and administrative expenses increased by 113% to $4.9 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. This increase was primarily due to increased compensation costs from the addition of corporate and business development personnel, increased professional fees, rent and other related infrastructure expenses.

        Extraordinary Loss. In December 1999, we converted two notes into shares of Series F mandatorily redeemable preferred stock. This debt extinguishment resulted in an extraordinary loss on redemption of $3.4 million.


LIQUIDITY AND CAPITAL RESOURCES

        Since our inception we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through December 31, 2000. Our working capital increased to $82.4 million at December 31, 2000 from $29.5 million at December 31, 1999 and ($0.7) million at December 31, 1998.

        Net cash used in operating activities was $16.8 million for the year ended December 31, 2000, $4.6 million for the year ended December 31, 1999 and $2.6 million for the year ended December 31, 1998. The principal use of cash in each of these periods was to fund our losses from operations.

        Cash used in investing activities was $7.4 million for the year ended December 31, 2000, $1.8 million for the year ended December 31, 1999 and $0.1 million for the year ended December 31, 1998. Cash used in investing activities relates primarily to purchases of fixed assets.

        Net cash provided by financing activities was $80.8 million for the year ended December 31, 2000, $34.5 million for the year ended December 31, 1999 and $2.7 million for the year ended December 31, 1998. Cash provided by financing activities in 2000 was primarily attributable to proceeds from sales of our common stock while cash provided from financing activities in 1999 and 1998 was attributable to proceeds received from the sales of our preferred securities and the issuance of debt.

        On April 6, 2000, we completed an initial public offering of 5,100,000 shares of common stock at a price of $16 per share, generating net proceeds of $72.9 million. In connection with the offering, we granted to the underwriters an option to purchase up to 765,000 additional common shares at the initial offering price, less the underwriting discounts and commissions, to cover any over-allotments. On May 10, 2000 the underwriters exercised this option and purchased an additional 522,500 shares. After deducting underwriting discounts and commissions, we received $7.8 million in net proceeds from the sales of shares issued upon exercise of this option. In conjunction with the offering, all of our outstanding preferred stock was converted into a total of 11,316,765 shares of common stock.

        On December 22, 1999, we issued 8,248.33 shares of Series F mandatorily redeemable convertible preferred stock at a price of $3,960.40 per share to private investor groups. The proceeds included $24.9 million of cash investments, including $3.0 million from a related party stockholder, the conversion of a $5.0 million outstanding note payable, the conversion of a $0.3 million five-year convertible note payable and future television advertising rights. The Series F mandatorily redeemable preferred stock was converted into 4,124,165 shares of common stock at an equivalent price per share of common stock of $7.92.

        In February 1999, we repurchased 1,885,000 shares of our common stock and 3,770 shares of our Series A preferred stock from a stockholder for $8.0 million in cash and notes and issued a warrant to purchase 500,000 shares of our common stock at an exercise price of $3.00 per share. In connection with this repurchase, we paid $3.0 million in cash and delivered a $5.0 million promissory note. This note was converted into Series F mandatorily redeemable preferred stock in December 1999 and subsequently converted into 631,250 shares of common stock at an equivalent price per share of common stock of $7.92.

        In February 1999, we sold 7,714.56 shares of Series E mandatorily redeemable convertible preferred stock for $12.0 million to a private investor group. On November 23, 1999, the same private investor group, in accordance with its contract with us, purchased an additional

1,928.64 shares of Series E mandatorily redeemable convertible preferred stock for $3.0 million. The Series E preferred stock was converted into 4,821,600 shares of common stock at an equivalent price per share of common stock of $3.11.

        At December 31, 2000, we financed a portion of our capital hardware and software purchases, particularly certain of our billing and data warehouse system costs, through capital leases with about $1.4 million of capital lease obligations outstanding. During 2000, we made payments on capital lease obligations of approximately $0.1 million. We believe that our capital lease obligations can be adequately serviced by our existing cash and cash equivalents.

        We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We anticipate utilizing the proceeds of the initial public offering to fund expected losses from operations as well as to continue to significantly invest in systems development to further our content delivery and business systems support.


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Agreements - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. We will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first quarter of 2001 and do not expect the adoption to have a material effect on our financial condition or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        As of December 31, 2000 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2001 has been estimated at approximately $0.7 million or approximately 2% of budgeted net loss for each 1% change in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, including the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP, is presented beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors and executive officers is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

        Information regarding compensation of our executive officers is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     1. Financial Statements

                Report of Independent Accountants

                Consolidated Balance Sheets as of December 31, 2000 and 1999

                Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                Notes to Consolidated Financial Statements

                2. Financial Statement Schedules


 Schedule
 Number                Description
 --------              -----------

 I                     Report of Independent Accountants on Financial Statement
                           Schedule

 II                    Valuation and Qualifying Accounts

                3. Exhibits

        Exhibit
        Number  Description

        3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 16, 1999 (A)

        3.2 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 22, 1999 (A)

        3.3 Certificate of Designations, Powers, Preferences and Rights of Series F Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 22, 1999 (A)

        3.4 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 22, 1999 (A)

        3.5 Amendment to Certificate of Designations, Powers, Preferences and Rights of Series F Convertible Preferred Stock filed with Secretary of State of the State of Delaware on December 30, 1999
                (A)

        3.6 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 4, 2000 (A)

        3.7 Amended and Restated Bylaws of i3 Mobile as amended as of November 19, 2000*

        4.1     Form of Common Stock Certificate (A)

        4.1a    Amended Form of Common Stock Certificate *

        4.2 Fourth Amended and Restated Stockholders Agreement dated December 22, 1999 (A)

        4.3     1995 Stock Incentive Plan, as amended, as of July 13, 1999 (A)

        4.4     2000 Stock Incentive Plan, as amended by the Board of Directors*

        4.5 Third Amended and Restated Registration Rights Agreement dated December 22, 1999 (A)

        4.6     General Form of Warrant issued to other warrant holders (A)

        10.1 Employment Agreement by and between i3 Mobile and Stephen G. Maloney dated as of January 1, 1999 as amended September 9, 1999
                (A)

        10.1a Amendment to Employment Agreement by and between i3 Mobile and Stephen G. Maloney dated as of January 1, 1999 as amended November 20, 2000*

        10.1b Employment Agreement by and between i3 Mobile and Stephen G. Maloney dated as of January 1, 2001*

        10.2 Employment Agreement by and between i3 Mobile and Robert M. Unnold dated January 1, 1999, as amended September 9, 1999 (A)

        10.2a Amendment to Employment Agreement by and between i3 Mobile and Robert M. Unnold dated as of January 1, 1999 as amended November 20, 2000*

        10.3 Employment and Royalty Agreement by and between i3 Mobile and Jeffrey N. Klein dated October 27, 1998 (A)

        10.3a Letter Agreement by and between i3 Mobile and Jeffrey N. Klein dated December 20, 2000*

        10.4 Employment Agreement by and between i3 Mobile and Michael P. Neuscheler dated as of January 10, 2000 (A)

        10.5 Employment Agreement by and between i3 Mobile and Alan Katzman dated as of September 1, 2000*

        10.6 Employment Agreement by and between i3 Mobile and Mwangi Wamae dated as of September 1, 2000*

        10.6a Separation Agreement and General Release between i3 Mobile and Mwangi Wamae dated December 29, 2000*

        10.7 Employment Agreement by and between i3 Mobile and John Lack dated as of November 20, 2000*

        10.8 Employment Agreement by and between i3 Mobile and Wes Trager dated as of December 21, 2000*

        10.9 Employment Agreement by and between i3 Mobile and John McMenamin dated as of February 21, 2001*

        10.10 Agreement of Lease by and between i3 Mobile and Seaboard Property Management, Inc. dated April 27, 1995, as amended (A)

        10.10a Lease Modification Agreement between i3 Mobile and Seaboard Property Management, Inc. dated February 1997 (A)

        10.10b Agreement of Sublease by and between i3 Mobile and O'Donnell & Associates dated as of August 1, 2000*

        10.11 Ridgewood Square Office Park Commercial Lease by and between i3 Mobile and Ridgewood Square Ltd. dated February 7, 1997 (A)

        10.12 Agreement of Sublease by and between i3 Mobile and National Westminster Bank, PLC, dated as of September 9, 1999 (A)

        10.13 Lease Agreement by and between i3 Mobile and Double Creek Capital Corporation dated November 30, 1999 (A)

        10.14 Stock Purchase Agreement by and between i3 Mobile and Michael J. Pryslak and Dennis M. Roland dated February 27, 1992, as amended as of September 30, 1994 and further amended in November 1998
                (A)

        10.15 Services Agreement by and between i3 Mobile and Southwestern Bell Mobile Systems, Inc. and Southwestern Bell Wireless Inc. dated June 9, 1998 (A)

        10.15a Amendment to Services Agreement by and between i3 Mobile and Southwestern Bell Mobile Systems, Inc. and Southwestern Bell Wireless Inc. dated January 11, 1999 (A)

        10.15b Amendment to Services Agreement by and between i3 Mobile and Southwestern Bell Mobile Systems, Inc. and Southwestern Bell Wireless Inc. dated as of October 15, 1999*

        10.15c Amendment to Services Agreement by and between i3 Mobile and Southwestern Bell Mobile Systems, Inc. and Southwestern Bell Wireless Inc. dated January 1, 2000*

        10.16 Letter Agreement by and between i3 Mobile and National Broadcasting Company, Inc. dated December 24, 1999 (A)

        10.17   Letter Agreement by and between i3 Mobile and NBC Interactive

                Media, Inc. dated December 29, 1999 (A)

        10.18 Letter Agreement by and between i3 Mobile and Sony Corporation of America dated January 25, 2000 (A)

        10.19 Master Content Provider Agreement by and between i3 Mobile and Broadcast Entertainment.com, Inc. dated February 9, 2000 (A)

        10.19a Letter Agreement by and between i3 Mobile and Mobile Media Group, Inc. (formerly Broadcast Entertainment.com, Inc.) dated as of September 20, 2000*

        10.20 Distribution Agreement by and between i3 Mobile and CNBC.com LLC dated March 13, 2000 (A)

        10.21 Distribution Agreement by and between i3 Mobile and MSNBC Interactive News, LLC dated as of April 20, 2000*

        10.21a Warrant Purchase Agreement by and between i3 Mobile and MSNBC Interactive News, LLC dated as of April 20, 2000*

        10.22 Wireless Content Services Enterprise Agreement by and between i3 Mobile and Infobeat, Inc. dated May 23, 2000*

        10.22a Amendment No. 1 to Wireless Content Services Enterprise Agreement by and between i3 Mobile and Infobeat, Inc. dated June 22, 2000*

        10.23 Wireless Services Master Agreement by and between i3 Mobile and Voicestream Corporation dated November 20, 2000*

        10.24 Database License Agreement -- Wireless Internet by and between i3 Mobile, Inc. and InfoUSA Inc. dated December 28, 1999 (A)

        21.1    Subsidiaries of i3 Mobile*

        23.1    Consent of PricewaterhouseCoopers LLP*

        27.1    Financial Data Schedule*


A. Incorporated by reference from Registration Statement of the Registrant on Form S-1, No. 333-94191, declared effective by the Securities and Exchange Commission on April 6, 2000.

*       Filed herewith.

(b)     No reports were filed on Form 8-K during the last quarter of fiscal
        2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 i3 MOBILE, INC.


        March 28, 2001            By:  /s/  Michael P. Neuscheler
                                     -----------------------------------------
                                       Michael P. Neuscheler,
                                       Executive Vice President and Chief
                                         Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                               Title                          Date

/s/ John A. Lack                         President, Chief Executive Officer
-----------------------------        and Director (Principal Executive
John A. Lack                         Officer)                                March 28, 2001

/s/ Michael P. Neuscheler
-----------------------------        Executive Vice President and Chief
Michael P. Neuscheler                Financial Officer                       March 28, 2001

/s/ Donald F. Christino
-----------------------------
Donald F. Christino                  Director                                March 28, 2001

/s/ W. Peter Daniels
-----------------------------
W. Peter Daniels                     Director                                March 28, 2001

/s/ J. William Grimes
-----------------------------
J. William Grimes                    Director                                March 28, 2001

/s/ James A. Johnson
-----------------------------
James A. Johnson                     Director                                March 28, 2001

/s/ Stephen G. Maloney
-----------------------------
Stephen G. Maloney                   Director                                March 28, 2001

/s/ Matthew J. Stover
-----------------------------
Matthew J. Stover                    Director                                March 28, 2001

/s/ Robert M. Unnold
-----------------------------
Robert M. Unnold                     Director                                March 28, 2001

                                 i3 MOBILE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.............    F-2

Consolidated Balance Sheets as of December 31,
2000 and 1999.................................    F-3

Consolidated Statements of Operations for the
years ended December 31, 2000, 1999 and 1998..    F-4

Consolidated Statements of Stockholders' Equity
(Deficit) for the years ended December 31, 2000,
1999 and 1998.................................    F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 2000, 1999 and 1998..    F-6

Notes to Consolidated Financial Statements....    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of i3 Mobile, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of i3 Mobile, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Stamford, Connecticut
January 29, 2001
                                 i3 MOBILE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31,
                                                     -----------------
                                                      2000      1999
                                                     -------   -------

ASSETS

Current assets:
  Cash and cash equivalents.....................     $84,900   $28,241
  Accounts receivable, net of allowances (Note 2)        536       397
  Deferred advertising (Note 11)................       3,349     4,261
  Prepaid expenses and other current assets.....         416       168
                                                     -------   -------
         Total current assets...................      89,201    33,067
  Fixed assets, net (Note 3)....................       9,217     1,942
  Deposits and other non-current assets.........         829     1,232
                                                     -------   -------
         Total assets...........................     $99,247   $36,241
                                                     =======   =======



LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..............................      $2,019   $   724
  Accrued liabilities (Note 4)..................       3,969     2,875
  Capital lease obligation, current portion
    (Note 5)....................................         801        --
                                                     -------   -------
         Total current liabilities..............       6,789     3,599
Capital lease obligation, less current portion
  (Note 5)......................................         568        --
                                                     -------   -------
Commitments and contingencies (Notes 6 and 7)
         Total liabilities......................       7,357     3,599
                                                     -------   -------
Mandatorily redeemable convertible preferred
  stock (Note 9)................................          --    55,338
                                                     -------   -------
Stockholders' equity (deficit):
  Convertible preferred stock (Note 9)..........          --        --
  Common stock; $.01 par value, 50,000,000 shares
    authorized, 24,706,440 and 7,655,500 shares
    issued......................................         247        77
  Additional paid-in capital....................     168,007    27,253
  Notes receivable from stockholders............          (4)      (31)
  Deferred compensation.........................      (1,724)     (764)
  Accumulated deficit...........................     (70,406)  (45,001)
  Treasury stock at cost, 1,885,000 shares......      (4,230)   (4,230)
                                                     -------   -------
  Stockholders' equity (deficit)................      91,890   (22,696)
                                                     -------   -------
         Total liabilities, mandatorily redeemable
           convertible preferred stock and
           stockholders' equity (deficit).......     $99,247   $36,241
                                                     =======   =======

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                               2000       1999        1998
                                               ----       ----        ----

Net revenue -- trade....................     $ 4,494     $ 1,711      $1,245
Net revenue -- related parties..........          --          23         160
                                            --------    --------     -------
Net revenue.............................       4,494       1,734       1,405
Cost of revenue (including $11, $14 and
  $0 of stock compensation).............       2,628       1,316       1,081
                                            --------    --------     -------
Gross profit............................       1,866         418         324
                                            --------    --------     -------
Operating expenses:
  Sales and marketing (including $247,
    $94 and $0 of stock compensation)...      10,929       2,032         584
  General and administrative (including
    $517, $145 and $0 of stock
    compensation).......................      18,291       4,916       2,306
                                            --------    --------     -------
Operating expenses......................      29,220       6,948       2,890
                                            --------    --------     -------
Operating loss..........................     (27,354)     (6,530)     (2,566)
Interest (income) expense, net..........      (4,778)        326         329
                                            --------    --------     -------
Loss before extraordinary item..........     (22,576)     (6,856)     (2,895)
Extraordinary item -- loss on
   extinguishment of debt...............          --      (3,434)         --
                                            --------    --------     -------
Net loss................................     (22,576)    (10,290)     (2,895)
                                            --------    --------     -------
Redemption of preferred stock...........          --      (3,665)         --
Beneficial conversion feature of
   preferred stock......................          --     (20,504)         --
Dividends on mandatorily redeemable
   preferred stock......................      (2,829)     (2,411)       (274)
                                            --------    --------     -------
Loss applicable to common stock.........    $(25,405)   $(36,870)    $(3,169)
                                            ========    ========     =======
Net loss per share -- basic and diluted:
  Loss before extraordinary item........    $  (1.39)   $  (5.83)    $ (0.42)
  Extraordinary item....................          --       (0.60)         --
                                            --------    --------     -------
  Net loss..............................    $  (1.39)   $  (6.43)    $ (0.42)
                                            ========    ========     =======
  Shares used in computing net loss per
    share...............................      18,314       5,736       7,554
                                            ========    ========     =======

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                           SERIES A PREFERRED STOCK     SERIES C PREFERRED STOCK          COMMON STOCK     ADDITIONAL PAID-
                           ------------------------     ------------------------        ----------------
                           SHARES            AMOUNT     SHARES            AMOUNT        SHARES    AMOUNT     IN CAPITAL
                           ------------------------     ------------------------        ----------------   ---------------
Balance at
  January 1, 1998......      3,770                --        864               --     7,554,000    $   76     $  2,398
Issuance of Series C
  preferred stock......         --                --      1,330               --            --        --        1,579
Issuance of warrants to
  debt holders.........         --                --         --               --            --        --          158
Extension of warrants..         --                --         --               --            --        --          213
Accretion of preferred
  Dividends............         --                --         --               --            --        --           --
Issuance of warrants for
  financing fees.......         --                --         --               --            --        --          182
Notes receivable from
  Shareholders.........         --                --         --               --            --        --           --
Net loss...............         --                --         --               --            --        --           --
                          --------            ------     ------            -----    ----------     -----     --------

Balance at
  December 31, 1998....      3,770                --      2,194               --     7,554,000        76        4,530
Repurchase of shares...     (3,770)               --         --               --            --        --         (105)
Issuance of common stock        --                --         --               --       101,500         1          174
Repayment of notes
  Receivable from
  shareholders.........         --                --         --               --            --        --           --
Issuance of warrants...         --                --         --               --            --        --        1,133
Accretion of preferred
  Stock dividends......         --                --         --               --            --        --           --
Deferred compensation --
  Stock  options.......         --                --         --               --            --        --        1,017
Beneficial conversion
  Feature -- Series E..         --                --         --               --            --        --        3,000
Beneficial conversion
  Feature-Series F.....         --                --         --               --            --        --       17,504
Amortization of deferred
  Compensation.........         --                --         --               --            --        --           --
Net loss...............         --                --         --               --            --        --           --
                          --------            ------     ------            -----    ----------     -----     --------
Balance at
  December 31, 1999....         --                --      2,194               --     7,655,500        77       27,253
Sale of common shares                                                                5,622,500        56       80,619
Conversion of
  Mandatorily redeemable
  preferred............         --                --     (2,194)              --    11,316,765       113       58,056
Issuance of common
  shares pursuant to the
  exercise of stock
  options..............         --                --         --               --       111,675         1          168
Repayment of notes
  Receivable from
  shareholders.........         --                --         --               --            --        --           --
Amortization of deferred
  Compensation.........         --                --         --               --            --        --        1,641
Accretion of preferred
  Dividends............         --                --         --               --            --        --           --
Issuance of common stock
  Purchase warrants....         --                --         --               --            --        --          270
Net loss...............         --                --         --               --            --        --           --
                          --------            ------     ------            -----    ----------     -----     --------
Balance at
  December 31, 2000....         --            $   --         --            $  --    24,706,440    $  247     $168,007
                          ========            ======     ======            =====    ==========     =====     ========

                                    NOTES RECEIVABLE     DEFERRED        ACCUMULATED     TREASURY
                                    FROM STOCKHOLDERS    COMPENSATION    DEFICIT         STOCK        TOTAL
                                    -----------------    ------------    -----------     --------     -----
Balance at
  January 1, 1998......                      --                --        $ (4,962)            --    $ (2,488)
Issuance of Series C
  preferred stock......                      --                --              --             --       1,579
Issuance of warrants to
  debt holders.........                      --                --              --             --         158
Extension of warrants..                      --                --              --             --         213
Accretion of preferred
  Dividends............                      --                --            (274)            --        (274)
Issuance of warrants for
  financing fees.......                      --                --              --             --         182
Notes receivable from
  Shareholders.........                  $  (53)               --              --             --         (53)
Net loss...............                      --                --          (2,895)            --      (2,895)
                                         -------          --------       ---------       --------    --------

Balance at
  December 31, 1998....                     (53)               --          (8,131)            --      (3,578)
Repurchase of shares...                      --                --          (3,665)     $  (4,230)     (8,000)
Issuance of common stock                     --                --              --             --         175
Repayment of notes
  Receivable from
  shareholders.........                      22                --              --             --          22
Issuance of warrants...                      --                --              --             --       1,133
Accretion of preferred
  Stock dividends......                      --                --          (2,411)            --      (2,411)
Deferred compensation --
  Stock  options.......                      --           $(1,017)             --             --          --
Beneficial conversion
  Feature -- Series E..                      --                --          (3,000)            --          --
Beneficial conversion
  Feature-Series F.....                      --                --         (17,504)            --          --
Amortization of deferred
  Compensation.........                      --               253              --             --         253
Net loss...............                      --                --         (10,290)            --     (10,290)
                                         -------          --------       ---------       --------    --------

Balance at
  December 31, 1999....                     (31)             (764)        (45,001)        (4,230)    (22,696)
Sale of common shares                                                                                 80,675
Conversion of
  Mandatorily redeemable
  preferred............                      --                --                             --      58,169
Issuance of common
  shares pursuant to the
  exercise of stock
  options..............                      --                --              --             --         169
Repayment of notes
  Receivable from
  shareholders.........                      27                --              --             --          27
Amortization of deferred
  Compensation.........                      --              (960)             --             --         681
Accretion of preferred
  Dividends............                      --                --          (2,829)            --      (2,829)
Issuance of common stock
  Purchase warrants....                      --                                --             --         270
Net loss...............                      --                --         (22,576)            --     (22,576)
                                         -------          --------       ---------       --------    --------

Balance at
  December 31, 2000....                  $   (4)          $(1,724)       $(70,406)       $(4,230)    $91,890
                                         =======          ========       =========       ========    ========

See accompanying notes to consolidated financial statements
                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                  Cash flows from operating activities:
                    Net loss.................................  $(22,576)  $(10,290)  $(2,895)
                    Adjustments to reconcile net loss to net
                      cash used in operating activities:
                      Depreciation and amortization..........    1,703         139        19
                      Amortization of debt discount..........       --          19        35
                      Non-cash charges from the issuance of
                        common stock warrants................       95         100       392
                      Non-cash charges from the issuance of
                        common stock options.................      681         253        --
                      Loss on extinguishment of debt.........       --       3,434        --
                      Interest on extinguished debt..........       --         311        --
                      Other..................................       96         133        67
                      Changes in operating assets and
                        liabilities:
                        Increase in accounts receivable......     (232)        (88)     (390)
                        Decrease in deferred advertising.....      912          --        --
                        Decrease (increase) in other current
                          assets and other assets............      170      (1,217)        2
                        Increase in accounts payable.........    1,295         166        31
                        Increase in accrued liabilities......    1,094       2,451        95
                                                               -------     -------   -------
                  Net cash used in operating activities......  (16,762)     (4,589)   (2,644)
                                                               -------     -------    ------

                  Cash flows from investing activities:
                    Purchase of fixed assets.................   (7,382)     (1,800)      (57)
                                                               -------     -------    ------
                  Net cash used in investing activities......   (7,382)     (1,800)      (57)
                                                               -------     -------    ------

                  Cash flows from financing activities:
                    Payments on capital lease obligations....      (68)         --        --
                    Proceeds from sales of preferred stock,
                      net....................................       --      38,136     2,154
                    Proceeds from issuance of notes payable
                      -- trade...............................       --          --       650
                    Proceeds of issuance of notes payable --
                      related parties........................       --          --       227
                    Proceeds from the sale of common stock,
                      net....................................   80,675         175        --
                    Proceeds from the exercise of stock
                      options................................      169          --        --
                    Repurchase of common and preferred stock.       --      (3,000)       --
                    Repayments of notes payable..............       --        (869)     (326)
                    Issuance of notes receivable -- related
                      parties................................       --        (200)      (53)
                    Repayments of notes receivable -- related
                      parties................................       27         222        --
                                                               -------     -------    ------
                  Net cash provided by financing activities..   80,803      34,464     2,652
                                                               -------     -------    ------
                  Increase (decrease) in cash and cash
                    equivalents..............................   56,659      28,075       (49)
                  Cash and cash equivalents at beginning of
                    period...................................   28,241         166       215
                                                               -------     -------    ------
                  Cash and cash equivalents at end of period.  $84,900     $28,241    $  166
                                                               =======     =======    ======

                  Supplemental disclosures of cash flow and
                    non cash activities:
                    Interest paid in cash....................  $    36     $   136    $   88
                    Conversion of debt to mandatorily
                      redeemable preferred stock.............  $    --     $ 5,317    $  400
                    Accretion of mandatorily redeemable
                      preferred stock dividends..............   $2,829     $ 2,411    $  274
                    Common stock warrants issued in Series F
                      preferred stock offering...............   $   --     $ 1,033    $   --

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


NOTE 1 -- FORMATION AND OPERATIONS OF THE COMPANY:

        i3 Mobile, Inc., "i3" or the "Company", formerly known as Intelligent Information Incorporated, was incorporated in Delaware on June 28, 1991. The Company provides premium subscription data services to wireless devices. The Company sells its services to consumers on a subscription basis through its distribution network of over 25 wireless network operators and businesses. The Company offers a range of individualized information products, including news, finance, sports, weather, messaging, travel, entertainment and local information.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Significant accounting policies followed in the preparation of these financial statements are as follows:

PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company's services are characterized by intense competition, rapid technological development, regulatory changes, and frequent new service introductions, all of which could impact the future value of the Company's assets.

CASH AND CASH EQUIVALENTS:

        Cash equivalents consist of highly liquid investments purchased with an initial maturity of three months or less.

FIXED ASSETS:

        Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which vary between 2 and 9 years. Maintenance and repairs are charged to expense as incurred.

RESEARCH AND DEVELOPMENT:

        Research and development costs are charged to expense as incurred. All costs incurred to establish the technological feasibility of the Company's products and services have been expensed as general and administrative expenses. Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the product have not been capitalized as such amounts are not significant.

LONG-LIVED ASSETS:

        Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In such an event, the carrying value of intangible assets is reviewed by management to determine if the value(s) may be impaired. If this review indicates that the carrying amount(s) will not be recoverable, as determined based on the estimated expected future cash flows attributable to such asset(s) over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment losses to be recognized is to be based on the difference between the fair values and the carrying amounts of the assets. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction between willing parties. Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances -- the price of similar assets, discounted cash flow analysis or other valuation techniques.

        At each balance sheet date, the Company evaluates the realizability of its long-lived assets, including goodwill, based on estimates of future non-discounted cash flows. In the event that the estimated expected future cash flows from a long-lived asset, including goodwill, are less than the carrying value, an impairment loss is calculated. This impairment loss is calculated as the difference between the fair value of the asset, as defined above, and the carrying value of the asset. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying value of the identified goodwill shall be eliminated before making any reduction of the carrying amounts of impaired long-lived assets.

REVENUE RECOGNITION:

        The majority of the Company's revenues relate to their subscription-based services provided to individual users, wireless network operators and enterprise customers. The Company derives subscriber revenue from the delivery of personalized information to wireless telephones and other wireless devices. Subscriber revenue consists of fixed monthly usage charges, transactional fees based on the information delivered, or a combination of the two arrangements. The Company recognizes subscriber revenue when products and services are provided to subscribers or resellers. The products sold by the Company are information service products provided to the Company's customers. These information products are not considered tangible products for financial reporting purposes. The Company does not offer refund privileges to its customers.

        As a part of its subscription based revenue, the Company also provides software design and customization services to its resellers and enterprise customers and generally charges fees on the equivalent of a time and material basis for these services. These revenues are generally recognized as services are completed. Revenues are net of volume discounts to customers.


        The Company offers complimentary services to build awareness of its products and services and to generate revenue. The wireless network operators are responsible for determining the price, if any, to be charged to their customers for this service. The fees charged by the Company to the wireless network operators for this service varies by wireless network operator. Under agreements with reduced pricing terms, the Company recognizes revenue at the time these services are provided. In the instance where the Company agreed to provide services directly to the customers of a wireless network operator at no cost to the customer, no revenue is recognized.


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

COST OF REVENUES:

        Cost of revenues consists primarily of costs associated with purchasing content, direct labor costs, distribution fees, and royalty payments. Content providers are paid either a flat monthly fee, a fee based on the number of users requesting the content, a fee based on a percentage of the Company's revenues generated from the content they provide, a fee based on the number of on-demand messages requested or a combination of these arrangements. Distribution fees are paid to wireless network operators to use their network to deliver advertising and electronic commerce enabling messages and for delivery of content to direct subscribers.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, credit limits and monitoring procedures. The Company does not require collateral or other forms of security. The Company can, however, limit the amount of information services provided to its customers in the event of nonperformance.

        During the years ended December 31, 2000 and 1999, the Company had three customers, which accounted for approximately 68% and 69% of its total net revenues, respectively. During the year ended December 31, 1998, the Company had two customers, which accounted for approximately 52% of its total net revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

        The Company maintained an allowance for doubtful accounts of $109 and $143 at December 31, 2000 and 1999, respectively.

INCOME TAXES:

        The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

STOCK COMPENSATION:

        The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, compensation expense is computed to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is deferred and then recognized over the vesting period of the stock option or award.

        The Company applies SFAS 123, Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18) and related interpretations in accounting for issuances of stock awards to non-employees. Under SFAS 123 these equity transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. The value of the equity instruments is calculated under a fair value based method using a Black-Scholes pricing model. EITF 96-18 defines the measurement date for determining fair value as the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty's performance is complete.

EARNINGS (LOSS) PER SHARE:

        The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Basic net loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of weighted average shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method.

        For the years ended December 31, 2000, 1999, and 1998, options to purchase 2,162,075, 914,000, and 387,250, shares of common stock, respectively, and warrants to purchase 1,984,084, 1,929,084, and 1,206,859, shares of common stock, respectively, were excluded from the calculation of diluted earnings per share since their inclusion would be antidilutive for all periods presented.

RECLASSIFICATIONS:

        Certain reclassifications have been made for consistent presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

        In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Agreements - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. We will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first quarter of 2001 and do not expect the adoption to have a material effect on our financial condition or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101) which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 had no material effect on the Company's financial position, results of operations or cash flows.

NOTE 3 -- FIXED ASSETS:

                                                                DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------

                              Furniture and fixtures.....        $664  $  63
                              Equipment and computers....       8,701    218
                              Leasehold improvements.....       1,530     --
                              Construction in progress...          --  1,804
                                                                -----  -----
                                                               10,895  2,085
                              Less -- Accumulated
                                depreciation.............     (1,678)   (143)
                                                              -------  ------

                                                               $9,217  $1,942
                                                              =======  ======

        Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1,535, $122, and $19, respectively.

NOTE 4 -- ACCRUED LIABILITIES:

        The following table provides the major components of accrued liabilities:

                                                                  DECEMBER 31,
                                                                ---------------
                                                                 2000     1999
                                                                ------   ------

                             Accrued stock issuance and
                               professional fees.............   $  643  $2,045
                             Accrued salaries and wages......      675     250
                             Accrued marketing...............      595      --
                             Accrued severance...............      769      --
                             Other accrued liabilities.......    1,287     580
                                                                ------  ------
                                                                $3,969  $2,875
                                                                ======  ======

NOTE 5 -- LEASES:

        During December, 2000, the Company entered into a capital lease for certain machinery and equipment that expires in December, 2002. The gross amount of machinery and equipment under the capital lease and the related accumulated depreciation were as follows:

                                                         DECEMBER 31,
                                                         ------------
                                                             2000
                                                           --------

                            Machinery and equipment        $1,437
                            Accumulated depreciation          (61)
                                                          -------
                                                            1,376
                                                          =======


        The following is a schedule of future minimum lease payments for the capital lease as of December 31, 2000:

                               2001...................         $  883
                               2002...................            643
                                                               ------
                               Total lease payments...          1,526
                               Less amount representing
                                 interest.............           (157)
                                                               ------
                               Present value of net capital
                                 lease payments.......          1,369

                               Less current portion...           (801)
                                                               ------
                               Long term portion......         $  568
                                                               ======


        The Company leases space in several buildings which is used for offices and development facilities as well as various equipment, all subject to operating leases. As of December 31, 2000, the minimum annual rental payments under the terms of such non-cancelable leases which expire at various dates through 2010 are as follows:

                                      2001...................     750
                                      2002...................     708
                                      2003...................     683
                                      2004...................     683
                                      2005...................  $  690
                                      Thereafter.............   1,785
                                                               ------
                                      Total minimum lease
                                      payments...............  $5,299
                                                               ======

        Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $753, $211, and $165, respectively.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES:

LITIGATION:


        The Company, in the ordinary course of business, is subject to various legal proceedings. While it is impossible to determine the ultimate outcome of these matters, it is management's opinion that the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

AGREEMENTS:

        The Company has agreements with wireless network operators who act as resellers of the Company's products and services to their customers. These contracts generally have one to three-year terms and are nonexclusive.

        The Company maintains agreements with various content providers. The content agreements generally have one-year terms, are nonexclusive and can be canceled by either party without notice.

        The Company is a member of an industry association of wireless service, wireless equipment and software companies that develops worldwide standards for wireless information and telephony services on digital mobile phones and other wireless devices. As a result of their affiliation with the organization, the Company has agreed to license its intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop noninfringing products under the specifications promulgated by the organization. Each other member has entered into reciprocal agreements.

NOTE 7 -- ROYALTY AGREEMENT:

        The Company maintains a royalty agreement with two current stockholders of the Company. The agreements provide for the payment of royalties of 2 1/2% of gross revenues on a monthly basis, but in no event less than $3 per month, with a maximum aggregate payment of $6,000 adjustable up to a maximum of $8,000 as defined in the agreement. Total royalties expensed under the terms of the agreement were $117, $46, and $32, for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 8 -- INCOME TAXES:

        No provision for federal or state income taxes has been made for the years ended December 31, 2000, 1999 and 1998 given the Company's loss position in each year. At December 31, 2000, the Company had net operating loss carryforwards of $34,637 which expire through the year 2019. Net deferred tax assets at December 31, 2000 and 1999 have been fully reserved due to the uncertainty of realization.

        The Company's gross deferred tax assets at December 31, 2000 and 1999 were comprised of the following:

                                                              DECEMBER 31,
                                                           -----------------
                                                             2000     1999
                                                           -------   -------

                               GROSS DEFERRED TAX ASSET:
                                 Net operating loss
                                   carryforwards........   $13,401   $ 7,275
                                 Interest accretion.....        --       187
                                 Other..................       302       320
                                                           -------   -------
                                                            13,703     7,782
                                 Valuation allowance....   (13,703)   (7,782)
                                                           -------   -------
                                 Net deferred taxes.....   $    --   $    --
                                                           =======   =======


        Under provisions of the Tax Reform Act of 1986, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which could be utilized. Due to this potential annual limitation, the net operating loss carryforwards may expire prior to when otherwise utilizable.

NOTE 9 -- STOCKHOLDERS' EQUITY:

INITIAL PUBLIC OFFERING:

        On April 6, 2000, the Company completed an initial public offering (the "Offering") of 5,100,000 shares of common stock at a price of $16 per share, generating net proceeds of $72.9 million. In connection with the Offering, the Company granted to the underwriters an option to purchase up to 765,000 additional common shares at the initial offering price less the underwriting discounts and commissions, to cover any over-allotments. On May 10, 2000 the underwriters exercised this option and purchased an additional 522,500 shares. After deducting underwriting discounts and commissions, the Company received $7.8 million in net proceeds from the exercise of this option. In conjunction with the Offering, all of the Company's outstanding preferred stock was converted into a total of 11,316,765 shares of common stock.


PREFERRED STOCK:


        Preferred stock consisted of the following at December 31, 1999:

                                              DECEMBER 31,
                                              ------------
                                                  1999
                                                -------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
STOCK:
  Series B................................      $ 1,460
  Series D................................        1,292
  Series E................................       17,104
  Series F................................       35,482
                                                -------
          Total mandatorily redeemable
             convertible preferred stock..      $55,338
                                                =======

CONVERTIBLE PREFERRED STOCK AT PAR VALUE:
  Series A................................      $    --
  Series C................................           --
                                                -------
                                                $    --
                                                =======

SERIES A CONVERTIBLE PREFERRED STOCK:

        In February 1999, the Company redeemed all 3,770 shares of its Series A convertible preferred stock and 1,885,000 shares of its common stock owned by Intelligent Investment Partners, Inc. The redemption price of the Series A preferred stock and the common stock of $8,000 was payable as follows: $3,000 in cash upon closing of the transaction and $5,000 in a promissory note having an original maturity of February 12, 2004. The redemption price was subsequently satisfied through the issuances of the Series E and F mandatorily redeemable convertible preferred stock in the fourth quarter of 1999. In addition, a warrant to purchase 500,000 shares of the Company's common stock at a price of $3.00 per share was issued to Intelligent Investment Partners, Inc. This warrant expires February 11, 2004. This warrant has a fair value of $460 which has been applied to the value of the common and preferred stock repurchased. The fair value of the warrant was determined using the Black-Scholes pricing model utilizing a volatility rate of 40%, a 5-year expected life, no expected dividends and a risk free rate of return of 5.0%. The redemption of the preferred stock in 1999 resulted in $4,230 recorded as treasury stock, a $3,665 charge to accumulated deficit that is included in "loss applicable to common stock" and a $105 charge to additional paid-in capital.

SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

        In August 1996, the Company issued 1,421 shares of Series B mandatorily redeemable preferred stock to a private investor group for $879.66 per share. In connection with the issuance of the Series B mandatorily redeemable preferred stock, the investor group was granted options to purchase an additional 284 shares of Series B mandatorily redeemable preferred stock at a price of $879.66. These options were exercisable at the option of the holder at any time prior to August 31, 1997. Further subject to certain criteria outlined in the stock agreement, the investor group purchased 284 shares of Series B mandatorily redeemable preferred stock on February 27, 1997.

        The relative fair value of the warrants and options granted in conjunction with the Series B preferred stock of $90 was recorded as a discount to the Series B preferred stock value and was being amortized as preferred stock dividends over the period until the earliest possible redemption date, which became April 6, 2000 in conjunction with the Offering. The fair value of the warrant was determined using the Black-Scholes pricing model utilizing a volatility rate of 40%, a 1-year expected life, no expected dividends and a risk free rate of return of 6.7%.

        These shares were converted into 852,500 shares of common stock on April 6, 2000, the date of our initial public offering.

SERIES C CONVERTIBLE PREFERRED STOCK:

   From July 1997 through December 1997, the Company sold 476 and 388 shares of Series C convertible preferred stock to private investors at prices of $879.66 per share and $1,187.00 per share, respectively. During 1998, the Company changed the number of authorized shares of its Series C convertible preferred stock to 2,194 and sold an additional 1,330 shares of its Series C convertible preferred stock to private investors for $1,187.00 per share. In connection with these issuances, a warrant was issued for the purchase of 74,910 shares of common stock for $3.00 per share. The fair value of the warrants were determined using the Black-Scholes pricing model utilizing a volatility rate of 40%, a 1-year expected life, no expected dividends and a risk free rate of return of 5.7%.

        On December 22, 1999, the Company's certificate of incorporation was amended to provide for the mandatory conversion of the Series C preferred stock into common stock upon a qualified initial public offering. This amendment was approved by the Board of Directors and the stockholders, including a majority of the Series C stockholders.

        These shares were converted into 1,097,000 shares of common stock on April 6, 2000, the date of our initial public offering.

SERIES D MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

   In August 1998, the Company converted two outstanding notes payable into Series D preferred stock and sold additional shares of Series D preferred stock to a private investor group. The notes were issued to the private investor group in June 1998. The carrying value of the notes of $407 was converted into Series D preferred stock at $1,187.00 per share. A total of 843 shares of Series D preferred stock were sold at a price of $1,187.00 per share for total consideration of $1,001 of cash and converted notes payable.

        These shares were converted into 421,500 shares of common stock on April 6, 2000, the date of our initial public offering.

SERIES E MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

        In February 1999, the Company sold to a private investor group, 7,714.56 shares of Series E mandatorily redeemable convertible preferred stock at a price of $1,555.50 per share for $12,000.

        On November 23, 1999, the same private investor group, in accordance with its contract with the Company, purchased an additional 1,928.64 shares of Series E mandatorily redeemable convertible preferred stock at a price of $1,555.50 per share for $3,000. A $3,000 deemed dividend has been recognized as a charge to additional paid-in capital and an increase to net loss available to common shareholders for the beneficial conversion feature, calculated as the difference between the per share conversion price and the estimated fair value of the common stock into which the preferred stock is convertible, measured at the commitment date. This beneficial conversion feature is limited to the amount of the proceeds received, or $3,000.

        These shares were converted into 4,821,600 shares of common stock on April 6, 2000, the date of our initial public offering.

SERIES F MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

        On December 22, 1999, the Company issued 8,248.33 shares of Series F mandatorily redeemable convertible preferred stock at a price of $3,960.40 per share to private investor groups. The proceeds include $24,850 of cash investments, including $3,000 from a related party stockholder of the Company, the conversion of a $5,000 outstanding note payable, the conversion of a $317 five-year convertible note payable and future television advertising rights. In connection with this issuance the Company recorded a beneficial conversion charge of $17,504, an extraordinary loss on the redemption of the two notes payable of $3,434 and deferred advertising value of $4,261. These charges are calculated as the difference between the per share value of the conversion feature and the estimated fair value of the common stock at commitment date multiplied by the applicable equivalent common shares.

        These shares were converted into 4,124,165 shares of common stock on April 6, 2000, the date of our initial public offering.

COMMON STOCK WARRANTS:

        The Company had outstanding stock purchase warrants as follows. In this table, "Debt financings" refers to warrants issued to noteholders, "Services related to 1998 capital raising" refers to warrants issued in consideration for assistance provided to the Company in obtaining debt and preferred stock financing, while "Strategic partners" refers to warrants issued in consideration of certain of the Company's executed distribution agreements.

                                           DECEMBER 31,
                                     ---------------------
                                       2000        1999
                                     --------    ---------

Debt financings..................      645,984     645,984
Series B preferred stock.........      234,465     234,465
Series C preferred stock.........       74,910      74,910
Services related to 1998 capital
raising..........................      350,000     350,000
Series A preferred stock redemption    500,000     500,000
Series F preferred stock.........      123,725     123,725
Strategic partners...............       55,000          --
                                     ---------   ---------
                                     1,984,084   1,929,084
                                     =========   =========
Weighted Average exercise price
per share........................        $3.70       $3.50
                                         -----       -----

        In December 1997, a warrant was issued to the Series B preferred stockholders, a related party, for the purchase of 234,465 shares of common stock of the Company for $3.00 per share. This warrant was issued in consideration for the Series B stockholder relinquishing its 12% cumulative dividend. The warrant is exercisable at the option of the holder and originally expired on December 31, 1998. In April 1998 the expiration date of this warrant was extended to December 31, 2001 in consideration for the continued financial support of the Series B stockholder. The warrants' original fair value of $52 was charged as a preferred dividend immediately upon issuance in 1997 and the fair value of the extension of the expiration date of $123 was immediately charged as a preferred dividend in 1998.

        In connection with the issuance of the Series C convertible preferred stock in 1997, two warrants were issued for the purchase of an aggregate of 74,910 shares of common stock for $3.00 per share. The warrants are exercisable at the option of the holder, had an original expiration date of December 31, 1998. In April 1998 the expiration dates of these warrants were extended to December 31, 2001 in consideration for the continued financial support of the holders. The fair value of the warrants issued with Series C convertible preferred stock was determined to be $17 using the Black-Scholes pricing model utilizing a volatility rate of 40%, a 1-year expected life, no expected dividends and a risk free rate of return of 5.7% percent. The cash proceeds were allocated to the warrants, recorded as additional paid-in capital, and to the Series C convertible preferred stock. The difference between the fair value of the warrants under their original terms and the fair value under the extended terms of $39 was immediately charged as a preferred dividend in 1998.

        In December 1997, in connection with the issuance of a $200 promissory note, a warrant was issued to the private investor for the purchase of 100,000 shares of common stock of the Company for $3.00 per share. The warrant is exercisable at the option of the holder and had an original expiration date of December 31, 1998. The relative fair value of the warrant of $20 was amortized to interest expense over the term of the note. In April 1998 the expiration date for this warrant was extended to December 31, 2001 in consideration for the continued financial support of the lender. The fair value related to the extension of the expiration date of $52 was immediately charged as interest expense in 1998.

        In connection with the issuance of the Company's June 1998 notes to private investors, two warrants were issued in August 1998 to purchase an aggregate of 195,984 shares of the Company's common stock at a price of $3.00 per share. These notes to private investors were converted into Series D preferred stock in August 1998. These warrants expire on July 31, 2003. The fair value of the warrant of $83 was immediately recorded as interest expense in 1998.

        In consideration for assistance provided in raising capital during 1998, a warrant was issued in June 1998 to the holder of the Series B preferred stock, a related party, for the purchase of 350,000 shares of common stock for $3.50 per share in June 1998. This warrant is exercisable at the option of the holder and expires on December 31, 2001. As a result of the issuance, the fair value of the warrant of $182 has been charged to general and administrative expense in 1998. The charge was recorded to general and administrative expenses as the warrants were issued in consideration for the general assistance provided to the Company in obtaining debt and preferred stock financings and was not applicable to a specific financing.

        In December 1998 a warrant to purchase 150,000 shares of the Company's common stock at a price of $3.50 per share was issued to a holder of the Company's notes payable for financing provided to the Company. This warrant expires on December 31, 2001. As a result of this issuance, the Company has recorded the fair value of the warrant of $75 as a charge to interest expense in 1998.

        In February 1999, as part of the redemption price for its Series A preferred and common stock, the Company issued a warrant to purchase 500,000 shares of the Company's common stock at a price of $3.00 per share, subject to adjustment. This warrant expires on February 11, 2004. The value of this warrant of $460 was included in the valuation of the treasury stock and the loss on redemption of Series A preferred stock.

        In September 1998 the Company authorized a Loan Incentive Warrant Plan that provided for the issuance of warrants to purchase common stock of the Company to the holders of notes payable. In March 1999, the Company issued warrants under this plan to purchase 200,000 shares of the Company's common stock at a price of $3.50 per share. The number of warrants was determined by a formula based on the amount of the loan. This plan has now expired. These warrants were issued to short-term notes payable holders and expire on December 31, 2001. The related loans were repaid in February 1999. As a result of the issuance, the Company has recorded the fair value of the warrants of $100 as a charge to interest expense in 1999.

        In conjunction with the Series F mandatorily redeemable preferred stock offering, the Company issued a warrant to purchase 123,725 shares of common stock at an exercise price of $7.92 per share and incurred a liability of $1,633 to an investment banking firm pursuant to a binding agreement. This fee is in consideration for acting as placement agent in connection with the Series F mandatorily redeemable preferred stock offering. The warrant, which has an exercise price of $7.92 per share and a five year life, has been valued at $1,033 using a Black-Scholes pricing model. Assumptions utilized included a volatility rate of 40%, a 5-year expected life, no expected dividends and a risk free rate of return of 5.8%. The value of the payment and warrants has been accounted for as issuance costs against the gross proceeds of the Series F offering.

        On December 29, 1999, the Company entered into a two-year agreement with NBC Interactive Media, Inc. ("NBC"). This agreement provides the Company with the right to distribute content from NBC or its affiliates upon execution of distribution agreements. The Company will issue warrants to NBC to purchase 20,000 common shares at an exercise price of $10.00 per share for each content distribution agreement it or any of its affiliates enters into with the Company, or 30,000 shares for the first agreement reached prior to March 31, 2000. The aggregate number of shares of common stock issuable under this contingent warrant agreement is 110,000 shares. These warrants expire three years after their issuance. The original terms of the NBC agreement called for the initial warrant issuance to be for 30,000 shares of common stock. These terms were adjusted to allow for the initial warrant to be for 10,000 shares of common stock. On March 7, 2000 and April 20, 2000, in conjunction with its agreement with NBC, the Company entered into two-year distribution agreements with CNBC.com and MSNBC Interactive News LLC ("MSNBC"), respectively under which the Company was granted non-exclusive licenses to distribute specific types of CNBC.com's and MSNBC's content to designated users and resellers of the Company. In consideration the Company has granted CNBC.com a warrant to purchase 10,000 shares of the Company's common stock and MSNBC a warrant to purchase 20,000 shares of the Company's common stock each at an exercise price of $10.00 per share. The warrants have three-year terms and are exercisable immediately. As part of the agreement with CNBC.com, the Company has also agreed to purchase banner advertising from CNBC.com utilizing its deferred advertising rights described in Note 11. The fair value of the warrants have been estimated at $210 using a Black-Scholes option pricing model assuming a volatility of 40%, an expected term of 3 years, no expected dividends and a risk free rate of return of 5.8%. The value of the warrants will be amortized over the term of the agreements.

        On January 25, 2000, the Company entered into a two-year agreement with Sony Corporation of America, "Sony". This agreement provides the Company with the right to distribute content from Sony or its affiliates upon execution of distribution agreements. The Company will issue warrants to Sony to purchase 20,000 common shares at an exercise price of $10.00 per share for each content distribution agreement Sony or any of its affiliates enters into with the Company. The aggregate number of shares of common stock issuable under this contingent warrant agreement is 110,000 shares. These warrants expire three years after their issuance. The accounting treatment for these contingent warrants to be issued to Sony is prescribed by EITF 96-18. Under EITF 96-18 the measurement date for determining the fair value of these warrants would not occur until such time as an agreement is entered into between i3 Mobile and Sony or its affiliates. With the signing of a wireless content services agreement between New Technology Holdings, Inc. (InfoBeat) and the Company in May 2000, the Company issued warrants to purchase 20,000 shares to New Technology Holdings, Inc. (InfoBeat) at $10.00 per share and recorded a deferred charge of $30 which will be amortized over the term of the agreement. The fair value of the warrant was determined through a Black-Scholes pricing model utilizing the fair value of the Company's common stock as of the measurement date.

        In March 2000, the Company entered into an agreement with AT&T Wireless Services, Inc. The agreement calls for the Company to issue stock purchase warrants based upon certain performance criteria being met. Under the agreement, the Company can issue warrants to purchase up to 200,000 shares of common stock at an exercise price of $15.00 per share. These warrants vest upon the development and implementation of a program to tag messages with advertisements and upon the achievement of designated new registered user levels. These warrants expire three years after their issuance date. The accounting treatment for these contingent warrants is prescribed by EITF 96-18. Under EITF 96-18 the measurement date for determining the fair value of the warrants would not occur until such time as the performance criteria are met. The fair value of the warrants will be determined through a Black-Scholes option pricing model utilizing the fair value of the Company's common stock at the measurement date. As the performance criteria related to this agreement have not been met as of December 31, 2000, these contingent warrants have no impact on the 2000 financial statements.

        In April 2000 the Company entered into an agreement with Intel Corporation. The agreement calls for the Company to issue stock purchase warrants to Intel Corporation based upon certain performance criteria being met. Under the agreement the Company can issue warrants to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share. These warrants vest as the performance criteria are met and expire two years after their issuance date. The accounting treatment for these contingent warrants is prescribed by EITF 96-18. Under EITF 96-18 the measurement date for determining the fair value of the warrants would not occur until such time as the performance criteria are met. The fair value of the warrants will be determined through a Black-Scholes option pricing model utilizing the fair value of the Company's common stock at the measurement date. As the performance criteria related to this agreement have not been met as of December 31, 2000, these contingent warrants have no impact on the 2000 financial statements.

COMMON STOCK RESERVED:

   The Company has reserved shares of common stock as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000        1999
                                                         ---------   ----------

                  Conversion of preferred stock.....         --      11,316,765
                  Stock options.....................     2,162,075      914,000
                  Stock warrants....................     1,984,084    1,929,084
                                                         ---------   ----------
                                                         4,146,159   14,159,849
                                                         =========   ==========


NOTE 10 -- STOCK INCENTIVE PLANS:

        The Company's 1995 Stock Incentive Plan provides for the issuance of up to 1,014,000 shares of common stock outstanding through the granting of stock options to employees, officers, consultants and directors. The board of directors has complete authority to determine awards and establish the exercise price based on the Board's estimate of fair value provided that the exercise price of the stock option was no less than the fair value of a share of common stock on the date of grant, and the exercise price of a stock option granted to an employee who owns more than 10% of the common stock will be no less than 110% of the fair value of a share of common stock on the date of grant. Such option grants prior to September 15, 1999 vest over a period of five years. As of September 15, 1999, new options granted vest over a period of four years.

        On February 9, 2000, the Board of Directors adopted the 2000 Stock Incentive Plan, certain terms of which were subsequently amended on November 19, 2000. This plan provides for the issuance of up to 2,407,770 shares of common stock through the granting of stock options to employees, officers, consultants and directors. The option exercise price will be determined by the Board and may be equal to or greater than the fair market value of a share of the Company's common stock on the date of grant. The plan limits the number of options issued to any one employee in one fiscal year to 750,000.


   The following table describes the Company's stock option activity:

                                                                         WEIGHTED AVERAGE
                                                     WEIGHTED AVERAGE       FAIR VALUE
                                       NUMBER OF      EXERCISE PRICE    OF OPTIONS GRANTED
                                        OPTIONS         PER SHARE            PER SHARE
                                     ------------   ------------------  -----------------
-
  Outstanding at January 1, 1998        227,000           $1.05
  Granted.......................        162,600           $2.37              $2.37
  Canceled......................         (4,450)          $2.37
                                      ----------
  Outstanding at December 31, 1998      385,150           $1.59
  Granted.......................        540,500           $2.74              $5.38
  Canceled......................        (11,650)          $2.37
                                      ----------
  Outstanding at December 31, 1999      914,000           $2.71
  Granted.......................      1,620,250           $8.17              $2.53
  Canceled......................       (260,500)          $8.24
  Exercised.....................       (111,675)          $1.51
                                      ----------
  Outstanding at December 31, 2000    2,162,075           $6.27
                                      ==========

        The following summarizes the outstanding and exercisable options under the Plan as of December 31, 2000:





                                          OPTIONS OUTSTANDING         OPTIONS EXERCISABLE

                                                WEIGHTED   WEIGHTED               WEIGHTED
                                                 AVERAGE    AVERAGE                AVERAGE
                                      NUMBER    REMAINING  EXERCISE    NUMBER     EXERCISE
                  EXERCISE PRICE    OUTSTANDING   LIFE       PRICE   OUTSTANDING    PRICE
                  --------------    ----------- ---------  --------  -----------  ---------
                                                (IN YEARS)

                  $0.30 -- $3.11      422,450      6.9       $ 2.01    266,270       $1.79
                  $4.00 -- $5.03      550,050      9.4       $ 4.49    159,550       $4.00
                  $5.34 -- $7.92      784,975      9.7       $ 7.45     83,800       $7.50
                  $8.06 -- $18.69     404,600      9.7       $10.86     70,650      $14.41
                                    ----------                        --------
                                    2,162,075                          580,270
                                    ==========                        ========

        For all options granted in 2000 and 1998, the exercise price equaled the fair value of the common stock on the date of grant. In 1999, options granted with an exercise price equal to fair value of the common stock had weighted-average exercise price of $2.42. Options granted with an exercise price below the fair value had a weighted average exercise price and weighted-average fair value of $3.96 and $6.66 per share, respectively.

        If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with Statement of Financial Accounting Standard No. 123 ("FAS 123"), pro forma results of operations would be as follows:

                                                              DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999      1998
                                                       ---------  ---------  --------
                 Loss applicable to common stock:
                   As reported.............            $(25,405)  $(36,870)  $(3,169)
                   Pro forma under FAS 123.             (27,463)   (37,062)   (3,231)
                 Basic and diluted net loss per share:
                   As reported.............              ($1.39)    ($6.43)   ($0.42)
                   Pro forma under FAS 123.              ($1.50)    ($6.46)   ($0.43)

        The estimated fair value at date of grant for options granted for the year ended December 31, 2000 ranged from $0.71 to $8.63. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              2000    1999     1998
                                                              ----    ----     ----


                Risk free interest rate................        4.9%    5.80%   5.400%
                Expected dividend yield................          0        0        0
                Expected life of option (years)........        4.0     4.33    5.000

                Expected volatility....................       63.0%   28.83%  0.0001%

        As additional options are expected to be granted in future years and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

        The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Deferred compensation of $1,641 and $764 was recorded for the years ended December 31, 2000 and 1999, respectively. This represents compensation expense that will be recognized over the remaining vesting period. Compensation expense of $431 and $253 was recorded for the years ended December 31, 2000 and 1999, respectively. No compensation expense has been recognized for stock-based compensation plans for the year ended December 31, 1998.

NOTE 11 -- DEFERRED ADVERTISING:


        As part of the Series F mandatorily redeemable convertible preferred stock offering, the Company entered into an agreement with National Broadcasting Company, Inc., "NBC". In the agreement NBC provides television advertising rights to the Company in exchange for 631.25 shares of Series F mandatorily redeemable preferred stock issued to NBC Interactive Media, Inc. in December 1999. This advertising can be broadcast on NBC, NBC's owned and operated television stations or CNBC. The term of the agreement is two years, effective January 1, 2000. The Company has accounted for these services as deferred advertising at the fair value of the Series F mandatorily redeemable preferred shares exchanged for the advertising rights of $4,261. These advertising rights are amortized to expense as the advertising is used by the Company and amounted to $912 for the year ended December 31, 2000.

NOTE 12 -- SEVERANCE CHARGE:

        During the fourth quarter of 2000, the Company reduced its workforce by approximately 20% and recorded a $955 restructuring charge. As of December 31, 2000, termination benefits aggregating $186 were paid to these employees as a result of the workforce reduction. Payments for the remainder of this liability will be made in 2001.

NOTE 13 -- SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 and 1999 is as follows (in thousands, except per share data):


                                        1ST QUARTER   2ND QUARTER   3RD QUARTER    4TH QUARTER
                                        -----------   -----------   -----------    -----------
2000
Revenue...............................  $   910        $ 1,106        $ 1,448       $  1,030
Gross profit..........................      338            457            649            422
Net loss..............................   (3,626)        (3,390)        (5,823)        (9,737)
Loss applicable to common stock.......   (6,311)        (3,534)        (5,823)        (9,737)
Loss per share - basic and diluted....  $ (1.09)       $ (0.16)       $ (0.26)      $  (0.43)

1999
Revenues..............................  $   510        $   433        $   382       $    409
Gross profit..........................      245            105             14             54
Net loss..............................     (798)        (1,614)        (1,760)        (6,118)
Loss applicable to common stock.......   (1,159)        (2,279)        (2,425)       (31,007)
Loss per share - basic and diluted....  $ (0.18)       $ (0.40)       $ (0.43)      $  (5.46)

SCHEDULE I

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of i3 Mobile, Inc.:



Our audits of the consolidated financial statements referred to in our report dated January 29, 2001 appearing in this Annual Report on the Form 10-K of i3 Mobile, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
January 29, 2001

SCHEDULE II
                                 i3 MOBILE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



Allowance for doubtful accounts:
Balance, January 1, 1998..................................     $   42,000
Provision.................................................         68,000
Charge-offs...............................................              0
                                                               -----------

Balance, December 31, 1998................................        110,000
Provision.................................................        131,000
Charge-offs...............................................        (98,000)
                                                               -----------

Balance, December 31, 1999................................        143,000
Provision.................................................         30,000
Charge-offs...............................................        (64,000)
                                                               -----------

Balance, December 31, 2000................................     $  109,000
                                                               ===========