Form 10-Q
period 2001-03-31
I3 MOBILE INC
filed 2001-04-26
CIK 1045597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended March 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ____________________  to  _________________

                         Commission File Number 0-30175



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

                               Yes_X__ No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
     Class                                      April 24, 2001
     -----                                     --------------
Common Stock, Par Value $.01                    22,811,440

                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS




                         PART I - Financial Information

Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 2001 and
  December 31, 2000...........................................................    3

Consolidated Statement of Operations for the Three
  Months Ended March 31, 2001 and 2000........................................    4

Consolidated Statement of Cash Flows for the Three
  Months Ended March 31, 2001 and 2000........................................    5

Notes to Consolidated Financial Statements....................................    6



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................    7

Item 3. - Quantitative and Qualitative Disclosures about Market Risk..........    9


                           Part II - Other Information


Item 6. - Exhibits and Reports on Form 8-K....................................    9

Signatures....................................................................   10

                         PART I - Financial Information

Item 1. - Financial Statements


                                  i3 MOBILE, INC.

                            CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                   March 31,     December 31,
                                                                     2001            2000
                                                                  -----------    -----------
                                                                  (UNAUDITED)       (NOTE)
                           ASSETS
Current assets:
  Cash and cash equivalents                                        $  77,373       $  84,900
  Accounts receivable, net                                               933             536
  Deferred advertising                                                 3,349           3,349
  Prepaid expenses and other current assets                              409             416
                                                                   ---------       ---------
         Total current assets                                         82,064          89,201
  Fixed assets, net                                                    9,027           9,217
Deposits and other non-current assets                                    811             829
                                                                   ---------       ---------
         Total assets                                              $  91,902       $  99,247
                                                                   =========       =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $     559       $   2,019
  Accrued liabilities                                                  2,863           3,969
  Capital lease obligation, current portion                              751             801
                                                                   ---------       ---------
         Total current liabilities                                     4,173           6,789
Capital lease obligation, less current portion                           413             568
                                                                   ---------       ---------
         Total liabilities                                             4,586           7,357

Stockholders' equity:
  Common stock; $.01 par value, 50,000,000 shares authorized,
    24,731,440 and 24,706,440 shares issued                              247             247
  Additional paid-in capital                                         167,575         168,007
  Notes receivable from stockholders                                      --              (4)
  Deferred compensation                                               (1,176)         (1,724)
  Accumulated deficit                                                (75,100)        (70,406)
  Treasury stock at cost, 1,885,000 shares                            (4,230)         (4,230)
                                                                   ---------       ---------
         Stockholders' equity                                         87,316          91,890
                                                                   ---------       ---------
         Total liabilities and stockholders'
           equity                                                  $  91,902       $  99,247
                                                                   =========       =========

         NOTE: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

         See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                                March 31,      March 31,
                                                                                  2001           2000
                                                                                  ----           ----
                                                                                      (UNAUDITED)
Net revenue                                                                     $  1,333       $    910
Cost of revenue (including $2 and $2 of stock compensation)                          736            571
                                                                                --------       --------
Gross profit                                                                         597            339
                                                                                --------       --------
Operating expenses:
  Sales and marketing (including $45 and $42 of stock compensation)                1,322          1,319
  Product development (including $21 and $19 of stock compensation)                1,121            479
  General and administrative (including $73 and $67 of stock compensation)         3,989          2,481
                                                                                --------       --------
Operating expenses                                                                 6,432          4,279
                                                                                --------       --------
Operating loss                                                                    (5,835)        (3,940)
Interest income, net                                                              (1,141)          (314)
                                                                                --------       --------
Net loss                                                                          (4,694)        (3,626)
                                                                                --------       --------
Dividends on mandatorily redeemable preferred stock                                   --         (2,685)
                                                                                --------       --------
Loss applicable to common stock                                                 $ (4,694)      $ (6,311)
                                                                                ========       ========

Net loss per share - basic and diluted                                          $  (0.21)      $  (1.09)
                                                                                ========       ========
Shares used in computing net loss per share                                       22,830          5,771
                                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                    March 31,      March 31,
                                                                      2001           2000
                                                                      ----           ----
                                                                           (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                          $ (4,694)      $ (3,626)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                        940            217
    Stock compensation expense                                           141            130
    Other                                                                 --             29
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                        (397)            20
      (Increase) in other current assets and other assets                 (7)        (1,927)
      (Decrease) in accounts payable                                  (1,460)          (403)
      (Decrease) increase in accrued liabilities                      (1,106)           455
                                                                    --------       --------
Net cash (used in) operating activities                               (6,583)        (5,105)
                                                                    --------       --------
Cash flows from investing activities:
    Purchase of fixed assets                                            (750)        (1,516)
                                                                    --------       --------
Net cash (used in) investing activities                                 (750)        (1,516)
                                                                    --------       --------
Cash flows from financing activities:
  Payments on capital lease obligations                                 (205)            --
  Proceeds from exercise of stock options                                  8             --
  Repayments of notes receivable - related parties                         4              9
                                                                    --------       --------
Net cash (used in) provided by financing activities                     (193)             9
                                                                    --------       --------
(Decrease) in cash and cash equivalents                               (7,526)        (6,612)
Cash and cash equivalents at beginning of period                      84,900         28,241
                                                                    --------       --------
Cash and cash equivalents at end of period                          $ 77,373       $ 21,629
                                                                    ========       ========
Supplemental disclosures of cash flow and non cash activities:
Accretion of mandatorily redeemable preferred stock
    dividends                                                       $     --       $  2,685

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OVERVIEW:

         i3 Mobile, Inc., "i3" or the "Company", provides premium subscription data services to wireless devices. The Company sells its services to consumers on a subscription basis through its distribution network of over 25 wireless network operators and businesses. The Company offers a range of individualized information products, including news, finance, sports, weather, messaging, travel, entertainment and local information.


NOTE 2 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Certain reclassifications have been made for consistent presentation.


NOTE 3 - INITIAL PUBLIC OFFERING:

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


NOTE 4 - SUBSEQUENT EVENT:

         On April 16, 2001, the Company issued a press release announcing that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this repurchase program, such purchases will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in this document and with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in our annual report on Form 10-K for the year ended December 31, 2000.


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

         We provide our current services primarily to North American wireless subscribers using mobile phones, pagers, personal digital assistants and in-vehicle devices. Our services allow subscribers to personalize their user experience from a broad array of information choices based on their individual preferences. Today, our subscribers can configure their services on a branded web site, by calling into a live operator or through an interactive voice response system and then accessing the information from their mobile telephones or other devices. Personalization of services enhances the user experience by allowing subscribers to access only the information they want. Subscribers either receive alerts, e.g. "Traffic Alert: Accident on Interstate 95 Southbound at Exit 3," or access information on-demand, e.g. "What is the current stock price of Nokia?"

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     Net Revenue. Net revenue increased 46% to $1,333,000 for the three months ended March 31, 2001 from $910,000 for the three months ended March 31, 2000. This increase was attributable to increased subscription revenues as a result of our agreements with wireless network operators partially offset by a decrease in development revenues realized during the 2001 period.

     Cost of Revenue. Cost of revenue increased by 29% to $736,000 for the three months ended March 31, 2001 from $571,000 for the three months ended March 31, 2000. The increase was primarily attributable to the acquisition of additional content necessary to support the subscription revenue as well as increased subscription and enterprise development costs.

     Sales and Marketing Expenses. Sales and marketing expenses remained relatively consistent at $1,322,000 for the three months ended March 31, 2001 as compared to $1,319,000 for the three months ended March 31, 2000.

     Product Development Expenses. Product development expenses increased by 134% to $1,121,000 for the three months ended March 31, 2001 from $479,000 for the three months ended March 31, 2000. This increase was a result of increased compensation expenses from the addition of development personnel as well as related costs incurred to support product development infrastructure.

     General and Administrative Expenses. General and administrative expenses increased by 61% to $3,989,000 for the three months ended March 31, 2001 from $2,481,000 for the three months ended March 31, 2000. This increase was primarily due to increased compensation costs from the addition of personnel, increased professional fees, rent and other related infrastructure expenses.

     Interest Income, Net. Net interest income was $1,141,000 for the three months ended March 31, 2001 as compared to $314,000 for the three months ended March 31, 2000. The increase in interest income was primarily attributable to increased cash balances in the 2001 period as a result of the Company's initial public offering in April 2000.



LIQUIDITY AND CAPITAL RESOURCES

     Since our inception we have financed our operations primarily through sales of our equity securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130,063,000 through March 31, 2001.

     Net cash used in operating activities was $6,583,000 for the three months ended March 31, 2001 and $5,105,000 for the three months ended March 31, 2000. The principal use of cash in each of these periods was to fund our losses from operations.

     Net cash used in investing activities was $750,000 for the three months ended March 31, 2001 and $1,516,000 for the three months ended March 31, 2000. The principal use of cash in each of these periods relates primarily to equipment and computer purchases for our operations center and headquarters.

     Net cash used in financing activities was $193,000 for the three months ended March 31, 2001 versus cash provided by financing activities of $9,000 for the three months ended March 31, 2000. The principal use of cash during the three months ended March 31, 2001 was for the repayment of certain capital lease obligations.


     As of March 31, 2001, we had cash and cash equivalents of $77,373,000.

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

As of March 31, 2001 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2001 has been estimated at approximately $0.7 million or approximately 2% of budgeted net loss for each 1% change in interest rates.



                           Part II - Other Information


Item 2.  Changes in Securities and Use of Proceeds

         On April 6, 2000, our Registration Statement on Form S-1 (Commission File Number 333-94191) became effective. From the effective date of our Registration Statement to March 31, 2001, we have used $3.3 million of the net offering proceeds to fund our losses from operations.

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

Dated: April 26, 2001

                                    i3 MOBILE, INC.



                                    By:/s/ Michael P. Neuscheler
                                      -------------------------------

                                      Executive Vice President and
                                      Chief Financial Officer