Form 10-Q
period 2001-06-30
I3 MOBILE INC
filed 2001-08-07
CIK 1045597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 2001
                                       or

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

                                 Yes_X__ No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                 Outstanding at

     Class                                                       August 6, 2001
     -----                                                       --------------
Common Stock, Par Value $.01                                       22,726,140

                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



                         PART I - Financial Information

Item 1. - Financial Statements (Unaudited)


Consolidated Balance Sheet as of June 30, 2001 and
  December 31, 2000...........................................................    3

Consolidated Statement of Operations for the Three and Six
  Months Ended June 30, 2001 and 2000.........................................    4

Consolidated Statement of Cash Flows for the Six
  Months Ended June 30, 2001 and 2000.........................................    5

Notes to Consolidated Financial Statements....................................    6



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................    7

Item 3. - Quantitative and Qualitative Disclosures about Market Risk..........    9


                           Part II - Other Information

Item 2. - Changes in Securities and Use of Proceeds...........................   10

Item 6. - Exhibits and Reports on Form 8-K....................................   10

Signatures....................................................................   11

                                  i3 MOBILE, INC.

                            CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         June 30,             December 31,
                                                                           2001                   2000
                                                                         ---------             ---------
                                                                        (UNAUDITED)              (NOTE)
                           ASSETS

Current assets:
  Cash and cash equivalents .................................            $  69,768             $  84,900
  Accounts receivable, net ..................................                  762                   536
  Deferred advertising ......................................                3,349                 3,349
  Prepaid expenses and other current assets .................                  842                   416
                                                                         ---------             ---------
         Total current assets ...............................               74,721                89,201
Fixed assets, net ...........................................               10,561                 9,217
Deposits and other non-current assets .......................                  788                   829
                                                                         ---------             ---------
         Total assets .......................................            $  86,070             $  99,247
                                                                         =========             =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................            $   1,452             $   2,019
  Accrued liabilities .......................................                2,965                 3,969
  Capital lease obligation, current portion .................                  702                   801
                                                                         ---------             ---------
         Total current liabilities ..........................                5,119                 6,789
Capital lease obligation, less current portion ..............                  258                   568
                                                                         ---------             ---------
         Total liabilities ..................................                5,377                 7,357

Stockholders' equity:
  Common stock; $.01 par value, 50,000,000 shares authorized,
    24,767,640 and 24,706,440 shares issued .................                  248                   247
  Additional paid-in capital ................................              167,622               168,007
  Notes receivable from stockholders ........................                   --                    (4)
  Deferred compensation .....................................               (1,056)               (1,724)
  Accumulated deficit .......................................              (81,571)              (70,406)
  Treasury stock at cost, 2,036,500 and 1,885,000 shares ....               (4,550)               (4,230)
                                                                         ---------             ---------
         Stockholders' equity ...............................               80,693                91,890
                                                                         ---------             ---------
         Total liabilities and stockholders'
           equity ...........................................            $  86,070             $  99,247
                                                                         =========             =========

NOTE: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                -------------------------         -------------------------
                                                                June 30,         June 30,         June 30,         June 30,
                                                                  2001             2000             2001             2000
                                                                --------         --------         --------         --------
Net revenue ............................................        $  1,349         $  1,106         $  2,682         $  2,016
Cost of revenue(including stock compensation of $2, $3,
   $4 and $5 respectively) .............................             761              649            1,497            1,220
                                                                --------         --------         --------         --------
Gross profit ...........................................             588              457            1,185              796
                                                                --------         --------         --------         --------
Operating expenses:
  Sales and marketing (including stock compensation of
   $49, $59, $94 and $100 respectively) ................           1,398            1,487            2,722            2,628
  Product development (including stock compensation of
   $23, $28, $44 and $47 respectively) .................           2,307              688            3,439            1,168
  General and administrative (including stock
  compensation of $78, $95, $151 and $193
  respectively .........................................           4,116            3,030            8,092            5,688
                                                                --------         --------         --------         --------
Operating expenses .....................................           7,821            5,205           14,253            9,484
                                                                --------         --------         --------         --------
Operating loss .........................................          (7,233)          (4,748)         (13,068)          (8,688)
Interest income, net ...................................            (762)          (1,358)          (1,903)          (1,672)
                                                                --------         --------         --------         --------
Net loss ...............................................          (6,471)          (3,390)         (11,165)          (7,016)

Dividends on mandatorily redeemable preferred stock ....              --             (144)              --           (2,829)
                                                                --------         --------         --------         --------
Loss applicable to common stock ........................        $ (6,471)        $ (3,534)        $(11,165)        $ (9,845)
                                                                ========         ========         ========         ========

Net loss per share - basic and diluted .................        $  (0.28)        $  (0.16)        $  (0.49)        $  (0.72)
                                                                ========         ========         ========         ========
Shares used in computing net loss per share ............          22,766           21,628           22,798           13,743
                                                                ========         ========         ========         ========

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                             -----------------------------
                                                                             June 30,             June 30,
                                                                               2001                 2000
                                                                             --------             --------
Cash flows from operating activities:
  Net loss ......................................................            $(11,165)            $ (7,016)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ...............................               1,989                  495
    Stock compensation expense ..................................                 293                  345
    Other .......................................................                  --                   71
    Changes in operating assets and liabilities:
     (Increase) in accounts receivable ..........................                (226)                (586)
     (Increase) decrease in other current assets and other assets                (441)                 654
     (Decrease) in accounts payable .............................                (567)                (581)
     (Decrease) in accrued liabilities ..........................              (1,004)                (203)
                                                                             --------             --------
Net cash used in operating activities ...........................             (11,121)              (6,821)
                                                                             --------             --------
Cash flows from investing activities:
    Purchase of fixed assets ....................................              (3,333)              (2,607)
                                                                             --------             --------
Net cash used in investing activities ...........................              (3,333)              (2,607)
                                                                             --------             --------
Cash flows from financing activities:
  Payments on capital lease obligations .........................                (409)                  --
  Proceeds from sale of common stock, net .......................                  --               80,654
  Proceeds from exercise of stock options .......................                  55                  114
  Proceeds from notes receivable ................................                  --                   13
  Repayment of notes receivable .................................                  (4)                  --
  Treasury stock purchases ......................................                (320)                  --
                                                                             --------             --------
Net cash (used in) provided by financing activities .............                (678)              80,781
                                                                             --------             --------
(Decrease) increase in cash and cash equivalents ................             (15,132)              71,353
Cash and cash equivalents at beginning of period ................              84,900               28,241
                                                                             --------             --------
Cash and cash equivalents at end of period ......................            $ 69,768             $ 99,594
                                                                             ========             ========
Supplemental disclosures of cash flow and non cash activities:
  Accretion of mandatorily redeemable preferred stock dividends .            $     --             $  2,829
  Conversion of preferred to common stock .......................            $     --             $ 58,167

See accompanying notes to consolidated financial statements.

                            i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - OVERVIEW:

         i3 Mobile, Inc., "i3" or the "Company", provides premium information services to mobile phones. The Company sells its services to consumers on a subscription basis through relationships with wireless network operators and business partners. This distribution network reaches substantially all major North American markets. The Company offers a range of individualized information products, including news, finance, sports, weather, messaging, travel, entertainment and local information.

NOTE 2 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

NOTE 4 - STOCK REPURCHASE PLAN:

         On April 16, 2001, the Company issued a press release announcing that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this repurchase program, such purchases will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes. As of June 30, 2001, 151,500 shares have been repurchased by the Company at a weighted average repurchase price of $2.08.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board (FASB) issued FASB statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The company believes that the adoption of these standards will have no impact on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
--------------------------------------------------------------------------------

     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in this document and with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in our annual report on Form 10-K for the year ended December 31, 2000.

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

OVERVIEW

         We develop and distribute information services for mobile telephones. We distribute our services to consumers on a subscription basis through relationships with wireless network operators and business partners. This distribution network reaches substantially all major North American markets. We currently provide information services in a variety of broad-based categories, including news, finance, sports, weather, messaging, travel, entertainment and local information.

         We provide our current services primarily to North American wireless subscribers using mobile phones. Our services allow subscribers to personalize their user experience from a broad array of information choices based on their individual preferences. Today, our subscribers can configure their services on a branded web site, by calling into a live operator or through an interactive voice response system and then accessing the information from their mobile telephones or other devices. Personalization of services enhances the user experience by allowing subscribers to access only the information they want. Subscribers either receive alerts, e.g. "Traffic Alert: Accident on Interstate 95 Southbound at Exit 3," or access information on-demand, e.g. "What is the current stock price of Nokia?"

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         Net Revenue. Net revenue increased 22% to $1,349,000 for the three months ended June 30, 2001 from $1,106,000 for the three months ended June 30, 2000. The increase from the prior year period is primarily attributable to increased subscription revenues as a result of our agreements with existing wireless network operators partially offset by a decrease in development revenues.

         Cost of Revenue. Cost of revenue increased 17% to $761,000 for the three months ended June 30, 2001 from $649,000 for the three months ended June 30, 2000. The increase was primarily attributable to the acquisition of additional content necessary to support the subscription revenue as well as a decrease in development margins for the 2001 period.

         Sales and Marketing Expenses. Sales and marketing expenses decreased by 6% to $1,398,000 for the three months ended June 30, 2001 from $1,487,000 for the three months ended June 30, 2000 due to a decrease in marketing initiatives during the 2001 period.

         Product Development Expenses. Product development expenses increased by 245% to $2,307,000 for the three months ended June 30, 2001 from $688,000 for the three months ended June 30, 2000. This increase was primarily a result of increased labor and related costs incurred to support the development of the company's product suite of services.

         General and Administrative Expenses. General and administrative expenses increased 36% to $4,116,000 for the three months ended June 30, 2001 from $3,030,000 for the three months ended June 30, 2000. The increase was primarily due to increased compensation costs from the addition of personnel and increased professional fees, rent and other related infrastructure expenses.

         Interest Income, Net. Interest income was $762,000 for the three months ended June 30, 2001 as compared to $1,358,000 for the three months ended June 30, 2000. Interest income consists of interest on the investment of the net proceeds from our initial public offering in short-term, investment grade, interest-bearing instruments. The decrease in interest income is attributable to the decrease in average cash balances outstanding as well as lower market interest rates.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         Net Revenue. Net revenue increased 33% to $2,682,000 for the six months ended June 30, 2001 from $2,016,000 for the six months ended June 30, 2000. The increase from the prior year period is primarily attributable to increased subscription revenues as a result of our agreements with existing wireless network operators partially offset by a decrease in development revenues realized during the 2001 period.

         Cost of Revenue. Cost of revenue increased 23% to $1,497,000 for the six months ended June 30, 2001 from $1,220,000 for the six months ended June 30, 2000. The increase was primarily attributable to the acquisition of additional content necessary to support the subscription revenue as well as a decrease in development margins for the 2001 period.

         Sales and Marketing Expenses. Sales and marketing expenses remained relatively consistent at $2,722,000 for the six months ended June 30, 2001 from $2,628,000 for the six months ended June 30, 2000.

         Product Development Expenses. Product development expenses increased by 194% to $3,439,000 for the six months ended June 30, 2001 from $1,168,000 for the six months ended June 30, 2000. This increase was primarily a result of increased labor and related costs incurred to support the development of the company's product suite of services.

         General and Administrative Expenses. General and administrative expenses increased 42% to $8,092,000 for the six months ended June 30, 2001 from $5,688,000 for the six months ended June 30, 2000. The increase was primarily due to increased compensation costs from the addition of personnel and increased professional fees, rent and other related infrastructure expenses.

         Interest Income, Net. Interest income was $1,903,000 for the six months ended June 30, 2001 as compared to $1,672,000 for the six months ended June 30, 2000. Interest income consists of interest on the investment of the net proceeds from the initial public offering in short-term, investment grade, interest-bearing instruments. The increase in interest income was primarily attributable to increased cash balances in the 2001 period as a result of the Company's initial public offering in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception we have financed our operations primarily through sales of our equity securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130,063,000 through June 30, 2001.

         Net cash used in operating activities was $11,121,000 for the six months ended June 30, 2001 and $6,821,000 for the six months ended June 30, 2000. The principal use of cash during each of these periods was to fund our losses from operations.

         Cash used in investing activities was $3,333,000 for the six months ended June 30, 2001 and $2,607,000 for the six months ended June 30, 2000. Cash used in investing activities relates primarily to the purchase of fixed assets and fixed asset related costs.

         Net cash used in financing activities was $678,000 for the six months ended June 30, 2001 versus cash provided by financing activities of $80,781,000 for the six months ended June 30, 2000. The principal uses of cash during the six months ended June 30, 2001 was for the repayment of certain capital lease obligations and the purchase of treasury stock under the company's stock repurchase plan. Cash provided by financing activities in the period ended June 30, 2000 relates primarily to net proceeds from our initial public offering on April 6, 2000.

         As of June 30, 2001, we had cash and cash equivalents of $69,768,000.

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

         As of June 30, 2001 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2001 has been estimated at approximately $0.7 million or approximately 2% of budgeted net loss for each 1% change in interest rates.

                           Part II - Other Information

Item 2.  Changes In Securities and Use of Proceeds

         On April 6, 2000, our Registration Statement on Form S-1 (Commission File Number 333-94191) became effective. From the effective date of our Registration Statement to June 30, 2001 we have used $10.8 million of the net offering proceeds primarily to fund our losses from operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On April 16, 2001, The Company filed a report on Form 8-K reporting that the Company's Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2001

                                        i3 MOBILE, INC.



                                        By: /s/ Michael P. Neuscheler
                                            -------------------------
                                            Executive Vice President and
                                            Chief Financial Officer