Form 10-Q
period 2001-09-30
I3 MOBILE INC
filed 2001-11-13
CIK 1045597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                                       or

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

                               Yes_X__ No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
     Class                                      November 6, 2001
     -----                                      --------------
Common Stock, Par Value $.01                       22,691,840

                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS




                         PART I - Financial Information

Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheet as of September 30, 2001 and
  December 31, 2000...........................................................    3

Consolidated Statement of Operations for the Three and Nine
  Months Ended September 30, 2001 and 2000....................................    4

Consolidated Statement of Cash Flows for the Nine
  Months Ended September 30, 2001 and 2000....................................    5

Notes to Consolidated Financial Statements....................................    6

Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................    7

Item 3. - Quantitative and Qualitative Disclosures about Market Risk..........   10

                           Part II - Other Information

Item 2. - Changes in Securities and Use of Proceeds...........................   10

Item 6. - Exhibits and Reports on Form 8-K....................................   10

Signatures....................................................................   11

                                 i3 MOBILE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    September 30,      December 31,
                                                                        2001               2000
                                                                        ----               ----
                                                                     (UNAUDITED)          (NOTE)
                           ASSETS
Current assets:
  Cash and cash equivalents .................................         $  60,545          $  84,900
  Accounts receivable, net ..................................               682                536
  Deferred advertising ......................................             3,349              3,349
  Prepaid expenses and other current assets .................             1,089                416
                                                                      ---------          ---------
         Total current assets ...............................            65,665             89,201

Fixed assets, net ...........................................            12,251              9,217
Deposits and other non-current assets .......................               783                829
                                                                      ---------          ---------
         Total assets .......................................         $  78,699          $  99,247
                                                                      =========          =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................         $   1,182          $   2,019
  Accrued liabilities .......................................             4,181              3,969
  Capital lease obligation, current portion .................               653                801
                                                                      ---------          ---------
         Total current liabilities ..........................             6,016              6,789
Capital lease obligation, less current portion ..............               103                568
                                                                      ---------          ---------
         Total liabilities ..................................             6,119              7,357

Stockholders' equity:
  Common stock; $.01 par value, 50,000,000 shares authorized,
    24,773,640 and 24,706,440 shares issued .................               248                247
  Additional paid-in capital ................................           167,550            168,007
  Notes receivable from stockholders ........................              (500)                (4)
  Deferred compensation .....................................              (869)            (1,724)
  Accumulated deficit .......................................           (89,247)           (70,406)
  Treasury stock at cost, 2,056,500 and 1,885,000 shares ....            (4,602)            (4,230)
                                                                      ---------          ---------
         Stockholders' equity ...............................            72,580             91,890
                                                                      ---------          ---------
         Total liabilities and stockholders'
           equity ...........................................         $  78,699          $  99,247
                                                                      =========          =========


NOTE: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.



See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    ------------------                 -----------------
                                                                 Sept.30,        Sept.30,          Sept.30,         Sept.30,
                                                                   2001            2000              2001             2000
                                                                   ----            ----              ----             ----
Net revenue ............................................        $    989         $  1,448         $  3,671         $  3,464
Cost of revenue(including stock compensation of $2, $3,
   $6 and $8 respectively) .............................             532              799            2,029            2,020
                                                                --------         --------         --------         --------
Gross profit ...........................................             457              649            1,642            1,444
                                                                --------         --------         --------         --------
Operating expenses:
  Sales and marketing (including stock compensation of .
   $49, $59, $143 and $159 respectively) ...............           1,807            3,655            4,529            6,339
  Product development (including stock compensation of .
   $23, $28, $67 and $75 respectively) .................           1,574              778            5,013            2,403
  General and administrative (including stock compensat-
   ion of $70, $124, $221 and $319 respectively ........           5,300            3,671           13,392            8,847
                                                                --------         --------         --------         --------
Operating expenses .....................................           8,681            8,104           22,934           17,589
                                                                --------         --------         --------         --------
Operating loss .........................................          (8,224)          (7,455)         (21,292)         (16,145)
Interest income, net ...................................            (548)          (1,632)          (2,451)          (3,304)
                                                                --------         --------         --------         --------

Net loss ...............................................          (7,676)          (5,823)         (18,841)         (12,841)

Dividends on mandatorily redeemable preferred stock ....              --               --               --           (2,829)
                                                                --------         --------         --------         --------
Loss applicable to common stock ........................        $ (7,676)        $ (5,823)        $(18,841)        $(15,670)
                                                                ========         ========         ========         ========

Net loss per share - basic and diluted .................        $  (0.34)        $  (0.26)        $  (0.83)        $  (0.93)
                                                                ========         ========         ========         ========
Shares used in computing net loss per share ............          22,729           22,807           22,775           16,797
                                                                ========         ========         ========         ========



See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                           NINE MONTHS ENDED
                                                                           -----------------
                                                                        Sept 30,        Sept 30,
                                                                          2001            2000
                                                                          ----            ----
Cash flows from operating activities:
  Net loss ....................................................        $(18,841)        $(12,841)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .............................           3,293              863
    Stock compensation expense ................................             437              561
    Other .....................................................              --               65
    Changes in operating assets and liabilities:
     (Increase) in accounts receivable ........................            (146)            (793)
     (Increase) in other current assets and other assets ......            (723)            (503)
     (Decrease) increase in accounts payable ..................            (837)             246
     Increase in accrued liabilities ..........................             212            1,219
                                                                       --------         --------
Net cash used in operating activities .........................         (16,605)         (11,183)
                                                                       --------         --------
Cash flows from investing activities:
    Purchase of fixed assets ..................................          (6,327)          (4,741)
                                                                       --------         --------
Net cash used in investing activities .........................          (6,327)          (4,741)
                                                                       --------         --------
Cash flows from financing activities:
  Payments on capital lease obligations .......................            (613)              --
  Proceeds from sale of common stock, net .....................              --           80,675
  Proceeds from exercise of stock options .....................              58              143
  Proceeds from repayment of notes receivable .................               4               20
  Issuance of note to stockholder .............................            (500)              --
  Treasury stock purchases ....................................            (372)              --
                                                                       --------         --------
Net cash (used in) provided by financing activities ...........          (1,423)          80,838
                                                                       --------         --------
(Decrease) increase in cash and cash equivalents ..............         (24,355)          64,914
Cash and cash equivalents at beginning of period ..............          84,900           28,241
                                                                       --------         --------
Cash and cash equivalents at end of period ....................        $ 60,545         $ 93,155
                                                                       ========         ========
Supplemental disclosures of cash flow and non cash
  activities:
  Accretion of mandatorily redeemable preferred stock dividends        $     --         $  2,829
  Conversion of preferred to common stock .....................        $     --         $ 58,167


See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - OVERVIEW:

         i3 Mobile, Inc., "i3" or the "Company", develops and distributes premium information services for mobile telephone users. We distribute our services on a subscription basis directly to consumers or through relationships with wireless network operators and business partners. This distribution network reaches substantially all major North American markets. The Company currently provides information services in a variety of broad-based categories, including news, finance, sports, weather, messaging, travel, entertainment and local information.

         In the fall 2001, the Company began to test market ProntoSM in select geographic locations as a precursor to its launch. Pronto is the first easy to use, flat menu, voice activated subscriber service that brings information and critical communication tools to mobile phone users. Pronto is built around a powerful voice recognition system, allowing users to simply ask a question and get an answer. Pronto's mission is to provide a successful consumer experience on every call, with live operators standing by 24/7 to help with more detailed requests. Subscribers can configure their services on a branded web site, by calling into a live operator or through an interactive voice response system and then accessing the information from their mobile telephones or other devices. Personalization of services is intended to enhance the user experience by allowing subscribers to access only the information they want.

NOTE 2 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

NOTE 4 - STOCK REPURCHASE PLAN:

         On April 16, 2001, the Company announced that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this repurchase program, such purchases will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes. As of September 30, 2001, 171,500 shares have been repurchased by the Company at a weighted average repurchase price of $2.17.

NOTE 5 - RELATED PARTY TRANSACTION:

         On September 10, 2001, the company entered into a note agreement with RMU Management, LLC, ("RMU"), an entity controlled by a member of the Company's Board of Directors. Under the terms of the note agreement, the Company agreed to lend RMU $500,000, for a period of one year, at an interest rate equal to the prime rate plus two percent. The note is secured by 500,000 shares of the Company's common stock owned by RMU.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS:

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This quarterly report contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future operating results, including, without limitation, our history of losses, our ability to develop and market new voice recognition products and services and the overall market acceptance thereof, our ability to market this product directly to consumers, our ability to form marketing relationships with wireless carriers, our dependence on paying subscribers and third party call centers, competition, our continuing ability to enhance Pronto programs and services which generate consumer interest, and general economic factors. We have incurred significant operating losses since our inception. There can be no assurance that we will be able to achieve or maintain profitability in the future.

OVERVIEW

         We develop and distribute premium information services for mobile telephone users. We distribute our services on a subscription basis directly to consumers or through relationships with wireless network operators and business partners. This distribution network reaches substantially all major North American markets. We currently provide information services in a variety of broad-based categories, including news, finance, sports, weather, messaging, travel, entertainment and local information.

         In the fall 2001, the Company began to test market ProntoSM in select geographic locations as a precursor to its launch. Pronto is the first easy to use, flat menu, voice activated subscriber service that brings information and critical communication tools to mobile phone users. Pronto is built around a powerful voice recognition system, allowing users to simply ask a question and get an answer. Pronto's mission is to provide a successful consumer experience on every call, with live operators standing by 24/7 to help with more detailed requests. Subscribers can configure their services on a branded web site, by calling into a live operator or through an interactive voice response system and then accessing the information from their mobile telephones or other devices. Personalization of services is intended to enhance the user experience by allowing subscribers to access only the information they want.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Net Revenue. Net revenue decreased 32% to $989,000 for the three months ended September 30, 2001 from $1,448,000 for the three months ended September 30, 2000. The decrease from the prior year period is primarily attributable to decreased non-recurring development revenues from our wireless alert legacy products.

         Cost of Revenue. Cost of revenue decreased 33% to $532,000 for the three months ended September 30, 2001 from $799,000 for the three months ended September 30, 2000. The decrease was primarily attributable to a decrease in development initiatives and associated costs during the 2001 period.

         Sales and Marketing Expenses. Sales and marketing expenses decreased by 51% to $1,807,000 for the three months ended September 30, 2001 from $3,655,000 for the three months ended September 30, 2000 due to a decrease in marketing initiatives of our wireless alert legacy products during the 2001 period.

         Product Development Expenses. Product development expenses increased by 102% to $1,574,000 for the three months ended September 30, 2001 from $778,000 for the three months ended September 30, 2000. This increase was primarily a result of increased labor and related costs incurred to support the development of Pronto, the Company's new wireless suite of services.

         General and Administrative Expenses. General and administrative expenses increased 44% to $5,300,000 for the three months ended September 30, 2001 from $3,671,000 for the three months ended September 30, 2000. The increase was primarily due to increased compensation and related costs from the addition of personnel and increased professional fees, rent and other related infrastructure expenses.

         Interest Income, Net. Interest income was $548,000 for the three months ended September 30, 2001 as compared to $1,632,000 for the three months ended September 30, 2000. The decrease in interest income is attributable to a decrease in average cash balances outstanding as well as lower market interest rates during the 2001 period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Net Revenue. Net revenue increased 6% to $3,671,000 for the nine months ended September 30, 2001 from $3,464,000 for the nine months ended September 30, 2000. The increase from the prior year period is primarily attributable to increased subscription revenues from our wireless alert legacy products partially offset by a decrease in non-recurring development revenues during the 2001 period.

         Cost of Revenue. Cost of revenue remained relatively consistent at $2,029,000 for the nine months ended September 30, 2001 vs. $2,020,000 for the nine months ended September 30, 2000. The costs were primarily attributable to the acquisition of content necessary to support the subscription revenue as well as the cost of development efforts.

         Sales and Marketing Expenses. Sales and marketing expenses decreased by 29% to $4,529,000 for the nine months ended September 30, 2001 from $6,339,000 for the nine months ended September 30, 2000 due to a decrease in marketing initiatives of our wireless alert legacy products during the 2001 period.

         Product Development Expenses. Product development expenses increased by 109% to $5,013,000 for the nine months ended September 30, 2001 from $2,403,000 for the nine months ended September 30, 2000. This increase was primarily a result of increased labor and related costs incurred to support the development of Pronto, the Company's new wireless suite of services.

         General and Administrative Expenses. General and administrative expenses increased 51% to $13,392,000 for the nine months ended September 30, 2001 from $8,847,000 for the nine months ended September 30, 2000. The increase was primarily due to increased compensation and related costs from the addition of personnel and increased professional fees, rent and other related infrastructure expenses.

         Interest Income, Net. Interest income was $2,451,000 for the nine months ended September 30, 2001 as compared to $3,304,000 for the nine months ended September 30, 2000. The decrease in interest income is attributable to a decrease in average cash balances outstanding as well as lower market interest rates during the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception we have financed our operations primarily through sales of our equity securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130,069,000 through September 30, 2001.

         Net cash used in operating activities was $16,605,000 for the nine months ended September 30, 2001 and $11,183,000 for the nine months ended September 30, 2000. The principal use of cash during each of these periods was to fund our losses from operations.

         Cash used in investing activities was $6,327,000 for the nine months ended September 30, 2001 and $4,741,000 for the nine months ended September 30, 2000. Cash used in investing activities relates primarily to the purchase of fixed assets and fixed asset related costs.

         Net cash used in financing activities was $1,423,000 for the nine months ended September 30, 2001 versus cash provided by financing activities of $80,838,000 for the nine months ended September 30, 2000. The principal uses of cash during the nine months ended September 30, 2001 was for the repayment of capital lease obligations, the purchase of treasury stock under the Company's stock repurchase plan and the issuance of a note to a shareholder. Cash provided by financing activities in the period ended September 30, 2000 relates primarily to net proceeds from our initial public offering on April 6, 2000.

         As of September 30, 2001, we had cash and cash equivalents of $60,545,000.

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

         As of September 30, 2001 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2001 has been estimated at approximately $0.7 million or approximately 2% of budgeted net loss for each 1% change in interest rates.

                           Part II - Other Information

Item 2.  Changes In Securities and Use of Proceeds

         On April 6, 2000, our Registration Statement on Form S-1 (Commission File Number 333-94191) became effective. From the effective date of our Registration Statement to September 30, 2001 we have used $20.0 million of the net offering proceeds primarily to fund our losses from operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2001

                                       i3 MOBILE, INC.



                                    By:/s/ Michael P. Neuscheler
                                       -----------------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer