Form 10-K405
period 2001-12-31
I3 MOBILE INC
filed 2002-03-29
CIK 1045597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE TRANSITION PERIOD FROM __ TO __.

                         COMMISSION FILE NUMBER: 0-18299

                                 i3 MOBILE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          DELAWARE                            51-0335259
               (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
               INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           181 HARBOR DRIVE, STAMFORD, CONNECTICUT                06902
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (203) 428-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting common equity held by non-affiliates of the registrant on March 26, 2002, is $1.37.

         As of March 26, 2002, there were 22,564,840 shares of the registrant's common stock ($0.01 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.

                                     PART I

         The information set forth in this Report on Form 10-K, including, without limitation, that contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. Such forward looking statements regarding future events and/or our future financial performance are subject to certain risks and uncertainties, such as our ability to generate sufficient net revenue from our new product offerings, the rate of growth of the market for wireless content products, lack of consumer awareness of our products, consumer acceptance of our products and the rate of growth of our subscriber base, delays in the completion or release of products, the inability to secure content or distribution from third parties, the failure of certain suppliers and vendors to continue to supply and/or purchase services, and the risk of war, terrorism and similar hostilities, that our forecasts will accurately anticipate market demand, and the risks discussed in "Other Risks and Uncertainties," which could cause actual events or our actual future results to differ materially from any forward-looking statement. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1.  BUSINESS

OUR BUSINESS

         During 2001, we evolved from a company that distributes customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that we believe is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto(SM), is being marketed directly to consumers and delivers information on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology. The Jack Myers Report has labeled this combination of live operator concierge support and technology as the "Wireless Media, a new form of information service."

         In fiscal 2001, we invested significant financial resources developing Pronto and its supporting technology infrastructure. In addition, we spent approximately $1 million on independent consumer research to identify specific consumer needs and preferences in order to develop applications that are most compelling to telephone users, especially mobile telephones. The Pronto experience, unlike the experience afforded by the current "wireless Internet," leverages the core voice interface functionality of telephones, rather than the telephone keypad, to create a seamless user experience.

         We currently market Pronto directly to subscribers for a monthly fee. We anticipate introducing tiered pricing for additional premium content and concierge services later in 2002. We also anticipate marketing Pronto in cooperation with strategic partners such as wireless network operators, telephone service providers, retail chains, and with specific travel-related industries.

         Pronto is available twenty-four hours a day, seven days a week, providing telephone users with information accessible through live operators and our proprietary, automated flat menu voice recognition system. The live operators provide subscribers with services such as making restaurant reservations and providing driving directions. Later in 2002, we anticipate providing subscribers with the ability to purchase certain products and services such as movie, concert and airline tickets. Live operators are also available to answer questions outside the scope of our automated voice recognition system, and can assist subscribers if the automated voice recognition system cannot properly answer the request. Our automated licensed content currently features news, stock quotes, sports, weather, movie reviews and schedules, and leisure categories such as horoscopes and lottery results. We plan on broadening our premium automated content offerings in 2002. Content is automatically accessible in an "ask a question/get an answer" format. Pronto also allows subscribers to use their voice to send email or text-based messages to up to 50 people at a time as well as customizable personal information choices.

         Pronto was test marketed in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001. While currently available in a beta version on a national basis, it is anticipated that a coordinated national marketing campaign for Pronto will begin during the second quarter of fiscal 2002. We believe we have sufficient funding to implement and sustain through 2002 our planned national rollout for Pronto.

STRATEGY

         We believe that the fundamental principles that create economic value in media remain the aggregation of information and entertainment content and the distribution of that content to individuals who have a need for it. Just as advertising-supported print and electronic media have been transitioned to more targeted subscription-supported media, like cable and satellite television, we believe that the "free wireless web" will transition to subscription-supported, personalized services for mobile telephones and other devices.

         Our objective is to become the first mobile service provider in North America delivering on demand information, branded content, communication and commerce services to consumers by telephone. With the launch of Pronto we believe that we are now a leading provider of live operator, concierge support and voice-activated, subscription-based, premium content services to telephones.

         Our long-term strategy involves Pronto evolving from an "ask a question/get an answer" service offering to a more robust branded/diverse content service with messaging and commerce capabilities. The key elements of our strategy are to:

         o provide compelling products through branded, premium content offerings in tandem with an enhanced user experience;

         o grow our subscriber base through direct-to-consumer marketing and through strategic partnerships with key distribution partners; and

         o continue to advance and refine our technology and product delivery systems.


         PROVIDE COMPELLING PRODUCTS AND SERVICES

         We believe that compelling products and services are created by aggregating and delivering information which is relevant to consumers in a cost effective manner. Our research shows that subscribers will pay premium-priced subscription fees to receive these services. This element of our strategy entails:

         Provide Premium Branded Audio Content. Our goal is for Pronto to deliver a suite of personal and commercial information categories that are relevant and, wherever practical, unique to the needs of our subscribers. We believe that the audio capabilities of telephones are the preferred information delivery mechanism. During 2002, we intend to enhance Pronto's current content offerings with branded audio feeds from nationally recognizable news, sports and entertainment organizations. Our strategy is to identify branded, recognizable content that is relevant and time-sensitive. Based on our market research, we believe that premium content which is tailored to the mobile subscriber is more valuable than content configured for the Internet and that telephone users will pay a premium to have fast access to personalized audio content on an "anytime, anywhere" basis. As a result, we will put greater emphasis on newer multimedia content including live and recorded audio and other branded content for our financial, sports, mobile concierge, travel and entertainment offerings.

         Enhance the User Experience. We constantly seek to improve our subscribers' interaction with our products and services. We believe that quick, intuitive access to relevant information is essential for successful mobile content and concierge offerings. The "drill down" menu approach of the World Wide Web is inefficient in wireless media. We believe that products designed specifically for use on telephones, offering the user quick access to the desired information using the fewest navigation commands, will create greater value for our subscribers. Products designed for use with telephones which are easily ordered and configured and available anywhere and anytime, without the need to visit a web site or utilize the telephone's keypad to input data, will enhance the user experience. We believe that voice communication supplemented by text messaging is the key interface in mobile data communications and that voice recognition-based interaction with an automated service, combined with live operator, concierge support, will continue to enhance the user-friendliness of our services. We also believe that the Pronto user experience is greatly enhanced by reducing the time it takes to receive the requested information through either the automated voice system or, if need be, the live operator service. Our systems are continually optimized to produce rapid results. Likewise, the user experience is greatly enhanced through delivering quality customer service and maintaining control over the subscriber billing functions for quality assurance purposes. We intend to further increase customer satisfaction by focusing on the continuing improvement of the quality and efficiency of our live concierge and customer service operators.

         Complete the Transaction. As subscribers come to rely on Pronto as their preferred source for information services, we believe that the service becomes even more compelling when Pronto is able to complete a transaction for them in the manner of a personal mobile assistant. For example, if a subscriber needs to know the next flight from Boston to Atlanta, Pronto will not only provide him with the requested information (as it can do now), but in the future will also be able to arrange ticketing on his behalf. If a subscriber needs to entertain clients, now he can call Pronto to find the best restaurant in town and make reservations and, in the future, will be able to purchase tickets for entertainment events. We intend to incorporate this ticketing and purchasing functionality into the Pronto offering during 2002.

MARKETING TO GROW OUR SUBSCRIBER BASE

         We believe that the most effective means of marketing Pronto to consumers is through a number of marketing channels. These channels will include:

         o    Direct marketing to consumers;

         o    Internet portals;

         o    National and independent wireless retailers;

         o    Wireless network operators; and

         o    Vertical market distribution channels

         Direct Marketing. We believe that a direct-to-consumer market approach will prove to be a more effective means of quickly growing our subscriber base than relying primarily on wireless carriers and businesses to distribute our products and services, particularly so that we can establish our own brand image with consumers. The direct marketing campaign utilizes both broadcast and national cable television campaigns, direct mail, e-mail and branded content partner co-marketing arrangements. Pronto will be positioned to be viewed by consumers as a standalone service separate and distinct from a specific wireless network operator much like America Online is not dependent upon any particular Internet Service Provider. Through our market research, we have identified the Pronto target customer as a success-driven male or female between the ages of 18 and 54, who has a mainstream education, is a middle-to-upper level professional and is often on the go. We plan on marketing directly to these consumers through several advertising channels, including targeted cable networks. We believe that Pronto will become a valuable wireless service and the Pronto brand will be known as a leading player in a growing market of wireless content and service providers. We also believe that establishing our brand through our direct-to-consumer market strategy enhances our ability to team with distribution partners to co-market Pronto to their customers as a premium service.

         Distribution Partners. In addition to our direct-to-consumer approach, we will seek to partner with wireless network operators, independent wireless retailers, Internet portals, national retail chains, corporate enterprises and vertical market distribution channels such as hotel chains, rental cars and similar businesses catering to the mobile executive. In this regard, we have entered into agreements with Wireless Zone, the nation's largest independent retailer of Verizon Wireless services, under which it has distributed Pronto throughout its Connecticut stores since February 2002, and with Terra Lycos, the largest global Internet network, to co-market Pronto through its web sites.

         We believe Pronto is also attractive to wireless network operators as they seek enhanced products, including premium data services, to help them counter declining revenue. In today's marketplace, while consumer minutes of voice use are increasing, revenue per minute of voice usage is steadily decreasing as price has become the major competitive engine in the market. Increased competition has also made customer acquisition and retention key goals for operators. Based on our market research and the test launch of Pronto in Hartford, we believe that this market remains open to subscription-based services since 95% of today's wireless users have not yet opted to subscribe to any data offering. We believe that Pronto will enable wireless network operators to generate additional subscription revenue, increasing the number of new consumer acquisitions and decreasing the number of users who terminate use of their service the way HBO increases revenue for cable operators and reduces customer turnover.

         We also believe that corporate customers may evolve into a meaningful distribution channel. With the growth of wireless communications outpacing the growth of the Internet, businesses are increasingly looking to mobile data services as a means of enhancing the productivity of their growing base of mobile employees.

ADVANCE OUR TECHNOLOGY AND PRODUCT DELIVERY SYSTEMS

         Advance our Internal Infrastructure and Operation. We will spend a substantial amount of resources building new infrastructure components to support our voice recognition services and call center needs. We will also be investing in enhancing the Pronto service by developing live and recorded audio services. We will also continue to invest in our www.askPronto.com web site, where users can learn about and subscribe to our service, as well as customize their use of Pronto to suit their personal needs.

         Enhance Leadership in Product Delivery Systems. We will spend additional resources to modify our systems to work seamlessly between the voice recognition system and live operator service. By bypassing the need to send the call through a public transfers switch, we can reduce the length of our calls and response time, thereby enhancing the user experience and lowering our costs in providing the Pronto service.

         Enhance Research and Development Function. We will increase investment in our research and development initiatives. Our primary focus will continue to be on voice- and audio- driven development. In this regard, we recently entered into a software license agreement with AT&T Labs to build a customized voice using AT&T's Natural Voices(TM) Text-to-speech Engine and integrate it into Pronto's customer service functions.

PRODUCTS AND SERVICES

         In 2001 we spent significant resources on rapid prototyping of new product offerings and on market and focus group testing of these products and their associated user interfaces. Through this focus group testing, we learned more about how our potential subscribers will use Pronto and which features are the most popular. Our goal was to determine the content most appealing to mobile users and to refine their user experience in accessing that content. Demand for the "wireless web" had been minimal in North America and we felt that the growth in use of wireless telephones is based on their familiar user experience. For the same reason, we felt that voice interaction would be an important component to our future products because it was easy to use and familiar to a mobile telephone user.

         As a result, we believe that a sophisticated voice interface to our products that provides simple command-driven access to information would make our services worthy of premium subscription price points. We believe that suites of personalized services proven valuable in mobile environments will garner retail subscription price points in excess of $10.00 per month, and it was our strategy in 2001 to prove this model with premium product offerings in travel, finance, entertainment and concierge services, as was done in the Hartford test market.

Pronto

         Pronto is an easy-to-use monthly subscriber service that brings information and communication tools to telephone users on demand. Pronto's innovative "ask a question, get an answer" flat-menu approach eliminates lengthy voice menu "drill downs" and awkward button pushing. We use a customized set of hardware and software (both internally developed and through third party licenses), along with proprietary database search engines, to provide Pronto's content and information services.

         A consumer can subscribe to Pronto either by telephone through Pronto's customer service representatives or through the Pronto web site at http://www.askPronto.com or through the web site of any on-line affiliated marketing partner, such as Terra Lycos. The customer service function is presently provided through a third party. Personal profiling is available to subscribers in each information category offered by Pronto. The categories for which a subscriber can set up personal profiles and alerts are stock quotes, mutual funds, company news, industry news, lottery results, horoscopes, sports scores and weather.

         Pronto is designed to provide a successful user experience every time, as operators are available 24 hours a day to assist with more complex or detailed requests that cannot be handled by the voice recognition system. Mobile concierge operators provide subscribers with driving directions, dinner reservations, flight information, and the satisfaction of knowing that a real person is standing by to help. The system provides the operator with the name of the subscriber and an opportunity to listen to the subscriber's request while the call is being transferred and before the subscriber is actually connected to the live operator. In this manner, the operator is able to properly greet the subscriber and have a head start searching for the requested information. We believe this handoff personalizes the user experience and shortens the time needed to get the answer.

         Pronto is able to provide subscribers with the following information on demand via its voice recognition system:

         - News - multiple categories of news, including national, business, technology;

         - Weather - 3 day weather brief available for most major North American cities;

         - Finance - Stock and mutual fund quotes and company and industry news;

         - Sports - college and professional sports scores, news, rankings and statistics; and

         -    Leisure - movies, horoscopes and lottery results.

         We have agreements with over 50 media and information companies, including, for example, Dow Jones & Company, Inc., Zagat Survey LLC and the Associated Press, to provide us with high-quality content for our products, and we plan on establishing relationships with other branded content providers, which will provide audio content offerings and co-marketing opportunities. We offer content providers the opportunity to leverage their existing information in a new medium at little or no incremental cost to them and with significant co-branding opportunities. While each of our content agreements contains varying terms, our standard content agreement is non-exclusive, has an initial term of three years and automatically renews for continuous one-year terms unless one of the parties provides notice that it does not intend to renew the agreement. The amount we pay to the content provider is either a flat monthly fee, a monthly fee based on the number of subscribers using the content or the number of content messages requested, or a combination of the three.

         Pronto also enables subscribers to communicate to other mobile phone users by using their voice to send customized email and text updates or choose from a library of commonly used phrases such as: "I'm running (number) minutes late," "I'll see you at (time)," "I'm stuck in traffic," "The game is cancelled," or "Plans have changed, (breakfast, lunch, dinner) is at (time)." Subscribers can create buddy groups on the www.askPronto.com web site or through customer service representatives allowing them to send text messages to mobile phones and email accounts. Messages can be sent to one person or to a group of up to 50 people at a time. For example, a subscriber can tell the voice recognition system to "Email the committee that I'm running 15 minutes late," and Pronto will deliver the email to the entire committee.

         A specialized example of this Pronto feature is the Emergency Contact List. The Emergency Contact List is designed to provide subscribers with an effective way to contact people who matter, when it matters most. In critical situations, Pronto will call members of the subscribers' emergency contact list. The list is set up by our live operators or via the Pronto Web site. When prompted, our live operators attempt to reach the contacts by calling or sending email, based upon the subscribers' preferences.

"Powered by i3 Mobile"

         Through our "Powered by i3 Mobile" program, we offer wireless alert products in many different categories for mobile device consumers. Our "Powered by i3 Mobile" products are sold primarily through relationships with wireless network operators on a subscription basis. By configuring individual profiles for our services on our partners' web sites, these carrier subscribers are able to receive personalized messages throughout the day. For example, a subscriber who has chosen to receive New York Yankees scores might receive updated scores from a current game at the end of the fifth inning and as the game ends. In certain situations, subscribers can also access information on-demand, such as a request for a real-time stock quote.

         Our "Powered by i3 Mobile" line of business provides consumer-oriented mobile data products that wireless network operators can offer to their customers. Our relationships with wireless network operators typically involve more than simply permission-based usage of their networks to distribute our products and services. Our arrangements generally require that the two parties work closely together in the planning, development and marketing of the service offering. Our products are typically marketed under a co-branded arrangement with the wireless network operator. As of December 31, 2001, our distribution relationships under the "Powered by i3 Mobile" brand include the following North American wireless network operators: VoiceStream, Cingular, Rogers AT&T and US Cellular.

         During fiscal 2001, 89% of our revenue was subscription revenue derived from the "Powered by i3 Mobile" offering with 54% of our total consolidated revenue coming from Cingular and 21% coming from VoiceStream.

TECHNOLOGY AND SYSTEMS

         During 2001, our technology and research and development teams successfully created the infrastructure and tools necessary to implement and expand our Pronto service offering. The creation of this infrastructure and these tools involved:

         o Design and implementation of the Pronto systems infrastructure, and

         o Development of our proprietary flat-menu voice recognition platform, combining telephony, computer technology and live operator service.

         In 2001, we completed the design and implementation of Pronto's technology infrastructure encompassing new business systems, content warehouse, and alert and messaging systems. We believe that these new systems, implemented in Java, provide the scalability, adaptability and reliability for our current and future products and services offerings. In 2001, we developed a flat menu voice platform that combines telephony, computers and live operators to provide information to our subscribers in a fast, convenient method. The system utilizes third party voice recognition and text-to-speech engines. The system is also hosted by a third party. Utilizing these new systems and technology, in late 2001, we test marketed Pronto.

         We use two third parties for our call center needs. Calls related to subscriber acquisition, customer service and billing are received and handled by Abacus Communications LLC through telephone service representatives dedicated to our account. We pay an hourly rate for the services provided by Abacus' service representatives. Calls from our subscribers for the use of our mobile concierge service, or in the event that our automated voice recognition system is unable to answer a question, are handled by iNetNow, Inc. at its call center in Los Angeles, California. We are billed for the use of iNetNow's service representatives on a per minute basis. We are currently funding a substantial portion of iNetNow's overhead and other expenses. iNetNow is currently in default of certain provisions of its arrangements with us, and we are considering our possible remedies.

         We have entered into a non-exclusive agreement with Voxeo Corporation to provide us with an isolated network environment to support Pronto. The Voxeo network hosts Pronto's voice recognition application. We pay Voxeo a monthly fee for a fixed number of caller minutes, and per minute charge for any minutes used in excess thereof. The agreement to provide these services terminates on September 28, 2002, subject to automatic annual renewals unless either of the parties provides written notice to the other in accordance with the terms of the agreement. See "Risk Factors." We have entered into a non-exclusive agreement with Nuance Communications, Inc. to license Nuance's voice recognition software on a volume basis. The agreement extends through December 2003. Under this agreement, we pay Nuance a license fee based on the type of software used and the number of callers who use it, with certain minimum payments due over the term of the agreement.

         As we move forward into 2002, our technology team will continue to create additional services for Pronto users and to further refine our technologies and infrastructure to improve the user experience. We anticipate that these efforts will include:

         o Incorporating technology permitting customers to bill transactions through Pronto to their credit cards, and permitting our customers and customer service staff to track transaction histories;

         o Implementing new features on our web site to allow customers to more easily personalize their use of Pronto;

         o Continuing to enhance and refine Pronto's voice recognition technology and improving our management of customer needs;

         o Developing a customized branded text-to-speech voice for our recorded voice prompts;

         o Designing a system for providing prerecorded and live audio content on request;

         o Monitoring customer use of Pronto in order to reduce costs through greater efficiency; and

         o Establishing a research and development team to further improve and develop our technological tools and assets.

                  In 2002, we plan to incorporate a new credit card billing system that provides high volume transactions and pre-authorizations to support our Pronto subscription service. The new billing system allows for subscription-based batch processing and individual charges that may become part of our commerce strategy. As a further enhancement of our commerce capabilities, we intend to develop a transaction logging system where our mobile assistants can enter individual records of each transaction they initiate on behalf of Pronto subscribers. These log entries will be made available to Pronto subscribers on our web site as well as through our customer care agents. By mid-2002, we also intend to modify our web site to become primarily a "personalization" tool. In addition, we are currently modifying various infrastructure components to better address easy personalization of the voice services.

                  In 2002, we intend to develop a fully integrated voice response and call center management system. The focus of this endeavor will be to reduce the transfer time when subscribers need a live assistant, and reduce our costs by allowing "human assisted Voice Recognition." Longer term voice-recognition projects currently include various methods of helping users understand what is included in Pronto and how to access these features. We are also in the development stages of creating a custom computer voice (text to speech) that is derived from the same person we use for our recorded prompts. This is being developed by AT&T Labs exclusively for our use. We believe this endeavor will provide two major benefits, it provides a single voice to represent Pronto, and will include special requirements that are specific to Pronto such as team names, airlines and other special pronunciations resulting in more natural sounding information.

                  In mid-2002, we anticipate offering branded audio content such as news, sports and market updates. Various audio input formats will be supported while creating a common output format specifically tuned for telephony applications. Later in the year we plan to provide "live audio" support to enable our customers to listen to live broadcasts such as sporting games and special events.

                  We expect to seek to further reduce our operating costs and implement other efficiencies by utilizing a complex set of business equations to build a monitoring tool for Pronto. Our management team will be able to use this tool to obtain quick access to the data needed to determine our costs. In 2002, we will also expect to establish a small research and development group that will focus on core technologies for Pronto, such as voice recognition engines, voice channel filters and media streaming technologies.

COMPETITION

         We expect that the Pronto service will compete primarily on the basis of functionality, content and user experience. While no one competitor offers the same functionality as Pronto, we believe that current or potential competitors may include concierge services, Internet portals such as AOL and Yahoo, voice recognition portals such as Tell Me, Hey Anita and General Motors' OnStar, and wireless network operators, any of which may decide to develop in-house resources to provide similar services themselves or in conjunction with voice portals, such as AT&T Wireless's #121 service.

INTELLECTUAL PROPERTY RIGHTS

         We have filed applications to register in the United States the marks "Pronto," "The New Mobile Experience," "i3 Mobile," "Powered by i3 Mobile," "Mobile Communities," "The Possibilities are Wireless" (Class 42), "Kewlphone" and "i3 (m)Power Portal." In addition, we have registered the marks "The Possibilities are Wireless" (Class 38), "Eyes on the Web," "Village Square," "News Alert Service," "Sports Alert Service," "Powered by III" and "Intelligent Information Incorporated" on the Principal Register of the United States Patent and Trademark Office.

         We rely on a combination of copyright, trademark, service mark, trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. We have applied for a patent covering our Advanced Data Mining Advertising Tagging and Transaction system, which is a system that matches personal profile and demographic data against advertising targeting information to attach advertising taglines to the end of text or voice messages being delivered to users.

         See "Products and Services" for a discussion of the various licenses under which we obtain the content and information we provide to Pronto subscribers.

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

         Legislative proposals have been made in the United States that, if enacted, would afford broader protection to owners of databases of information, such as stock quotes and sports scores. If enacted, this legislation could result in an increase in the price of services that provide data to wireless communications devices and could create potential liability for unauthorized use of this data.

EMPLOYEES

         As of December 31, 2001, we had 1 part-time and 113 full-time employees. We consider our relations with our employees to be good. None of our employees are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet from our own web site at http://www.i3mobile.com or at the SEC's web site at http://www.sec.gov. You may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public

Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTIES


         Our principal executive offices are located on the third floor at 181 Harbor Drive, Stamford, Connecticut. We currently operate four facilities under leases as follows:


                                                                                   APPROXIMATE
                                                            APPROXIMATE            ANNUAL RENT               LEASE
         LOCATION                                         SQUARE FOOTAGE             IN 2001            EXPIRATION DATE
         --------                                         --------------             -------            ---------------
         181 Harbor Drive................................       28,453             $  717,000             March 2008
         Stamford, CT

         One Dock Street.................................        5,047             $   18,000             March 2002
         Stamford, CT

         1237 Southridge Court...........................        1,000             $   26,000            February 2002
         Hurst, TX

         305 N.E. Loop...................................       10,035             $  115,000            January 2010
         Hurst, TX



         We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


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


                                                                                                   HIGH            LOW
                                                                                                  -------         ------
         Fiscal Year Ended December 31, 2001
             First Quarter..............................................................           4.03           0.88
             Second Quarter.............................................................           4.20           0.70
             Third Quarter..............................................................           3.25           1.90
             Fourth Quarter.............................................................           3.00           1.07

         Fiscal Year Ended December 31, 2000
             Second Quarter (from April 6, 2000)........................................          33.06           5.13
             Third Quarter..............................................................          20.06           5.81
             Fourth Quarter.............................................................           7.44           1.38



         On March 26, 2002, the last reported closing price for our shares was $1.37 per share, as reported by Nasdaq. At March 18, 2002, we had approximately 73 stockholders of record. We estimate that there are approximately 5,340 beneficial owners of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA


         The selected consolidated financial data set forth below should be read along with such consolidated financial statements and the related notes and the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------------
                                                               2001         2000         1999        1998          1997
                                                            ---------   ---------     --------    --------      ---------
                                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenue...............................................  $   4,597   $    4,494    $  1,734    $   1,405     $     825
                                                            ---------   ----------    --------    ---------     ---------

Expenses:.................................................
    Operating.............................................      4,198        3,178       1,466        1,081           700
    Sales and marketing...................................      7,921       10,929       2,032          584           234
    Product development...................................      6,593        2,717       1,095          161           158
    General and administrative............................     17,175       15,024       3,671        2,145         2,100
                                                            ---------   ----------    --------    ---------     ---------
    Total expenses........................................     35,887       31,848       8,264        3,971         3,192
                                                            ---------   ----------    --------    ---------     ---------
Operating loss............................................    (31,290)     (27,354)     (6,530)      (2,566)       (2,367)
Interest (income) expense, net............................     (2,825)      (4,778)        326          329            81
                                                            ---------   -----------   --------    ---------     ---------
Loss before extraordinary item............................    (28,465)     (22,576)     (6,856)      (2,895)       (2,448)
Extraordinary loss on extinguishment of debt..............         --           --      (3,434)          --            --
                                                            ---------   ----------    ---------   ---------     ---------
Net loss ........................................            $(28,465)  $  (22,576)   $(10,290)   $  (2,895)    $  (2,448)
Dividends on and redemptions of preferred stock...........         --       (2,829)    (26,580)        (274)          (76)
                                                            =========   ==========    ========    ==========     =========
Loss applicable to common stock...........................  $ (28,465)  $  (25,405)   $(36,870)   $  (3,169)    $  (2,524)
                                                            =========   ==========    ========    ==========     =========
Net loss per share--basic and diluted.....................  $   (1.25)  $    (1.39)   $  (6.43)   $   (0.42)    $   (0.33)
                                                            =========   ==========    ========    ==========    =========
Shares used in computing net loss per share...............     22,742       18,314       5,736        7,554         7,554


                                                                                     DECEMBER 31,
                                                               2001         2000         1999        1998          1997
                                                               ----         ----         ----        ----          ----
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................................  $  52,612   $   84,900    $ 28,241    $     166     $     215
Working capital...........................................     50,499       82,412      29,468         (687)         (533)
Total assets..............................................     68,458       99,247      36,241          682           375
Long-term obligations, less current portion...............         --          568          --          455           573
Mandatorily redeemable preferred stock....................         --           --      55,338        2,500         1,412
Total stockholders' equity (deficit)......................     62,700       91,890     (22,696)      (3,578)       (2,488)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section.

OVERVIEW

         Since our inception in June 1991 until 2001, our business was comprised of distributing customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand. During 2001, we evolved from a company that distributes customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that we believe is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, is being marketed directly to consumers and delivers information on demand 24 hours a day, combining the service of a mobile concierge with the power of leading-edge voice recognition technology. The results of operations discussed below primarily relate to the operation of our legacy business, since our Pronto service has not yet generated significant revenues.

         In fiscal 2001, we invested significant financial resources developing Pronto and its supporting technology infrastructure. In addition, we spent approximately $1 million on independent consumer research to identify specific consumer needs and preferences in order to develop applications that are most compelling to telephone users, especially mobile telephones. The Pronto experience, unlike the experience afforded by the current "wireless Internet," leverages the core voice interface functionality of telephones, rather than the telephone keypad, to create a seamless user experience.

         Pronto was test marketed in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001. While currently available on a national basis, we anticipate that a coordinated national marketing campaign for Pronto will begin during the second quarter of 2002.

         We anticipate that our financial results in 2002 and during the first half of 2003 will be principally driven by our ability to properly allocate the extent and timing of our limited cash resources to the enhancement of the capacity of the Pronto service call center infrastructure, technology development and to our national marketing and other customer acquisition efforts. The application of these resources must be coordinated with and take into account the projected rate of growth of our Pronto service subscriber base and the pricing assumptions in our business model. Based on our test marketing to date, management has made significant estimates regarding the anticipated growth of our subscriber base, taking into account many variables, certain of which are outside our control. These variables include customer demand for our products and services, the efficacy of our marketing efforts (particularly our national campaign in 2002), and the reliability and speed of our technology infrastructure and live operator service. We may decide to expand the capabilities of our existing call center arrangement, acquire a call center operation, or establish our own call center. Each of these choices would require significantly different levels of funding. This decision will be influenced, in part, by the projected and actual rate of growth in the Pronto service subscriber base and related revenue growth. Our business model requires expanding and improving the technology and call center capabilities in order to properly service anticipated increased usage by a growing subscriber base, and if our subscriber base does not grow at projected rates, or our pricing assumptions are incorrect, then our up-front expenses, including our decision regarding call center alternatives, will exceed our revenues by amounts greater than currently anticipated, accelerating our projected losses and putting additional pressure on our cash resources.


RESULTS OF OPERATIONS

     Years Ended December 31, 2001 and December 31, 2000

         Net Revenue. Net revenues increased 2% to $4.6 million for the year ended December 31, 2001 from $4.5 million for the year ended December 31, 2000. The increase in 2001 is primarily attributable to an increase in subscription revenue from our legacy wireless alert product offering to $4.1 million in 2001 from $2.7 million in 2000, offset by a decrease in 2001 development revenue to $0.5 million from $1.8 million in 2000. We anticipate that revenues from this legacy product will decrease substantially in the future as we de-emphasize this product and implement our Pronto service. See "Liquidity and Capital Resources".

         Operating Expense. Operating expenses increased by 32% to $4.2 million for the year ended December 31, 2001 from $3.2 million for the year ended December 31, 2000. The increase was primarily attributed to the cost of expanding our live operator, customer service and customer acquisition costs in connection with the test marketing of Pronto in the fourth quarter of 2001, as well as an increase in costs associated with the purchase of content and delivery of information due to the increase in subscription revenues during the 2001 period attributable to our legacy wireless alert product. During 2002, we will continue to incur substantial operating expenses relating to our various Pronto related call center requirements.

         Sales and Marketing Expense. Sales and marketing expenses decreased by 28% to $7.9 million for the year ended December 31, 2001 from $10.9 million for the year ended December 31, 2000. The 2000 period included expenses relating to our launch in print, TV, radio and Internet media of the "Powered by i3" advertising campaign supporting our legacy wireless alert product offering. This campaign was not continued in 2001. The expense decrease in 2001 was partially offset by sales and marketing initiatives in the fourth quarter of 2001 supporting the test marketing of Pronto. Sales and marketing expenses during the 2001 and 2000 periods include non-cash marketing expenses of $1.1 million and $0.9 million, respectively, associated with certain of our broadcast and online initiatives. By June 30, 2002, in addition to other sales and marketing expenses we may incur, we are contractually obligated to purchase approximately $1.3 million in television advertising from the National Broadcasting Company, Inc., which advertising may appear on the NBC or CNBC television networks and/or on NBC's owned and operated television stations.

         Product Development Expense. Product development expenses increased by 106% to $5.6 million for the year ended December 31, 2001 from $2.7 million for the year ended December 31, 2000. The increase was primarily as a result of labor and related costs from the addition of personnel necessary to support the design and development of Pronto.

         General and Administrative Expense. General and administrative expenses increased by 14% to $17.2 million for the year ended December 31, 2001 from $15.0 million for the year ended December 31, 2000. Depreciation expense increased $3.0 million over the prior year period due to our capital investing activities, partially offset by a decrease in professional fees in 2001. Additionally, the 2001 and 2000 expenses include $1.3 million and $1.0 million, respectively, from reductions in workforce and associated costs.

         Interest (Income) Expense, Net. Net interest income was $2.8 million for the year ended December 31, 2001 as compared to $4.8 million for the year ended December 31, 2000. The decrease was attributable to a lower amount of funds invested in 2001 as compared to 2000. Interest income consists of interest on the investment of the net proceeds from our initial public offering in short-term, investment grade, interest-bearing instruments.

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

         Operating Expense. Operating expenses increased by 117% to $3.2 million for the year ended December 31, 2000 from $1.5 million for the year ended December 31, 1999. The increase was associated with costs directly related to services provided to Mobile Media Group and other enterprise-related projects, an increase in costs associated with the acquisition of content and delivery of information to wireless users and an increase in network operations costs as a result of increased labor costs to provide operations support.

         Sales and Marketing Expense. Sales and marketing expenses increased by 438% to $10.9 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. The increase from the 1999 period is attributable to the launch of our national and regional advertising campaign consisting of print, cable television and radio broadcasts, e-mail and online advertising to increase market awareness of our company and our products and services and increased compensation expenses, including the hiring of additional sales and marketing personnel. Sales and marketing expenses during the 2000 period include non-cash marketing expenses of $0.9 million associated with certain of our broadcast and online initiatives.

         Product Development Expense. Product development expenses increased by 148% to $2.7 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31,

1999. The increase was primarily as a result of labor and related costs from the addition of personnel necessary to support our wireless alert product offering.

         General and Administrative Expense. General and administrative expenses increased by 309% to $15.0 million for the year ended December 31, 2000 from $3.7 million for the year ended December 31, 1999. The increase was primarily due to increased compensation costs from the addition of personnel, increased fees and expenses associated with being a publicly traded company, rent and other related infrastructure expenses. General and administrative expenses include $0.5 million and $0.1 million of non-cash compensation expenses for the years ended December 31, 2000 and 1999, respectively. Additionally, the increase in 2000 expenses includes a $1.0 million reduction in workforce and associated costs.

         Interest (Income) Expense, Net. Net interest income was $4.8 million for the year ended December 31, 2000 as compared to net interest expense of $0.3 million for the year ended December 31, 1999. Interest income consists of interest on the investment of the net proceeds from our initial public offering in short-term, investment grade, interest-bearing instruments.


LIQUIDITY AND CAPITAL RESOURCES

                  Since our inception we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through December 31, 2001. Our working capital decreased to $50.5 million at December 31, 2001 from $82.4 million at December 31, 2000 which had increased from $29.5 million at December 31, 1999. Cash and cash equivalents at March 26, 2002 were $45.7 million.

                  Net cash used in operating activities was $23.4 million for the year ended December 31, 2001, $16.8 million for the year ended December 31, 2000 and $4.6 million for the year ended December 31, 1999. The principal use of cash in each of these periods was to fund our losses from operations.

         We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We anticipate utilizing our cash and cash equivalents to fund expected losses from operations and to invest in systems development to further refine our content delivery and business systems support. Specifically, we anticipate such utilization to include national advertising campaigns and other subscriber acquisition efforts as well as operating expenses associated with our Pronto product offering, including call center, live operator and associated expenses, ongoing refinement of our speech recognition technology, and expanded content acquisition. We anticipate our overall cash expenditures in 2002 will exceed the total cash used in 2001. The anticipated cash expenditures in 2002 include approximately $2.9 million of non-cancellable commitments. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions. Because we are in the process of transforming our business model to focus on the direct to consumer nationwide marketing of the Pronto suite of services, and intend, during 2002, to de-emphasize our legacy wireless alert product offering, we anticipate that our historical source of revenues will diminish, and that we will incur negative operating margins through most of 2002 and net losses throughout 2002 and early 2003 as we incur significant marketing, sales and development expenses in connection with Pronto. While we anticipate that revenues from Pronto will eventually replace and exceed those from our legacy wireless alert business, there can be no assurance of this occurrence. In addition, we may not generate revenues at levels sufficient to cover anticipated expenses, resulting in ongoing net losses and depletion of our cash resources. In such event, we would need to obtain additional financing; there can be no assurance we will be able to do so on favorable terms, or at all. See "Risk Factors."

         Cash used in investing activities was $6.9 million for the year ended December 31, 2001, $7.4 million for the year ended December 31, 2000 and $1.8 million for the year ended December 31, 1999. Cash used in investing activities relates primarily to purchases of fixed assets.

         Net cash used in financing activities was $2.0 million for the year ended December 31, 2001, as compared to net cash provided by financing activities of $80.8 million for the year ended December 31, 2000 and $34.5 million provided for the year ended December 31, 1999. Cash used in financing activities in 2001 was primarily attributed to payments on capital lease obligations, issuance of notes and treasury stock repurchases. Cash provided by financing activities in 2000 was primarily attributable to proceeds from sales of our common stock while cash provided from financing activities in 1999 was attributable to proceeds received from the sales of our preferred securities, offset by the repurchase of common and preferred stock and the repayment of notes.

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

         At December 31, 2000, we financed a portion of our capital hardware and software purchases, particularly certain of our billing and data warehouse system costs, through capital leases with about $1.4 million of capital lease obligations outstanding. During 2001 and 2000, we made payments on capital lease obligations of approximately $0.8 million and $0.1 million, respectively. We believe that our capital lease obligations can be adequately serviced by our existing cash and cash equivalents.

CRITICAL ACCOUNTING POLICIES

General

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include but are not limited to capitalized computer software costs, long-lived assets, accounts receivable allowances, deferred advertising and income taxes.

Revenue Recognition and Accounts Receivable

         Our principal sources of revenues are derived from providing subscription-based wireless alert services. Our subscription revenue consists of fixed monthly usage charges, transactional fees based on the information delivered, or a combination of the two arrangements.

         We recognize revenue when: the price is fixed and determinable, persuasive evidence of an agreement exists, our service is provided to a customer and a determination is made that collection is probable. We establish allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired and increases in these allowances may be required. In addition, a negative impact on sales to those customers may occur.

Long-lived assets

         We account for our long-lived assets in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Accordingly, we evaluate the realizability of our long-lived assets, based on estimates of future non-discounted cash flows at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that the estimated expected future cash flows from a long-lived asset are less than the carrying value, an impairment loss is calculated. This impairment loss is calculated as the difference between the fair value of the asset, as defined above, and the carrying value of the asset.

         If market conditions become less favorable, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result we may be required to recognize impairment charges.

Capitalized Computer Software Costs

         We capitalize computer software costs developed or obtained for internal use. All costs associated with the development of code and purchase or license of software from external vendors which is used to run our operations are capitalized and amortized over an estimated useful life of 2.5 years. We continually evaluate the recoverability of capitalized costs incorporating technological changes and forward looking company plans. No capitalized computer software costs were written down for the year ended December 31, 2001.

Product Development Expenses

         We expense as incurred all costs associated with new product development whether performed by employees or outside consultants, including reengineering, process mapping, feasibility studies, data conversion, and training and maintenance. Such costs are included in product development in the statement of operations. In addition, we expense as incurred the costs associated with maintenance and upgrades of current technologies. Such costs are included in general and administrative expenses in the statement of operations.

Advertising Costs


         In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," we account for the cost of advertising by expensing them as incurred. Deferred advertising represents television advertising rights received in exchange for our preferred stock. The deferred advertising rights are amortized to expense as the advertising is used.


Income Taxes

         Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences or events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance we have considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as decline in future taxable income, may result in additional valuation allowance being required.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. We have evaluated the impact of SFAS 141 and believe that adoption will not have a material impact on our financial statements.

         Also in July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. The adoption of SFAS 142 will not have a material impact on our financial statements.

         In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 will not have a material impact on our financial statements.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The adoption of SFAS 144 will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have limited exposure to financial market risks, including changes in interest rates. We do not currently transact significant business in foreign currencies and, accordingly, are not subject to exposure from adverse movements in foreign currency exchange rates. Our exposure to market risks for changes in interest rates relates primarily to investments in corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents.

         As of December 31, 2001 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2002 has been estimated at approximately $0.4 million or approximately 1% of budgeted net loss for each 1% change in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements, including the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP, is presented beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


OTHER RISKS AND UNCERTAINTIES

         Before deciding to invest in i3 Mobile or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. Additional risks and uncertainties not presently known to us may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

         WE HAVE A NEW PRODUCT AND BUSINESS MODEL, WHICH MAKES PREDICTIONS OF OUR FUTURE RESULTS OF OPERATIONS DIFFICULT. During 2001 we initiated our current business model involving offering subscription-based voice-activated premium wireless content and services, and in the fall of 2001 we launched local consumer testing of our current "Pronto" service offering. Our formal national marketing and sales campaign for Pronto will begin in the second quarter of fiscal year 2002. Due to our new product offering and business model, and evolving consumer preferences in our industry, it is difficult or impossible to predict our future results of operations. Investors must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in rapidly evolving and intensely competitive markets requiring significant capital expenditures such as those in which we are engaged.

         WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE FROM OUR NEW BUSINESS IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. We have incurred losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we seek to implement our business plan, expand our service infrastructure, attract subscription customers and grow our business. To date, our revenues have come from our legacy "Powered by i3 Mobile" SMS alerts distribution arrangements, and it is anticipated that this revenue stream will decrease as we implement and expand our new business. We cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

         A high percentage of our expenses are, and will continue to be, fixed. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. We expect to continue to incur increasing levels of expenses for research and development, sales and marketing, call center operation, customer support, developing distribution channels and general and administrative expenses as we seek to increase our product and service offerings, expand into new markets and launch our national campaign for our Pronto service. In particular, given our early stage of development, our significant operating expenses, the rate at which consumers subscribe to Pronto, and the rate at which competition in our industry is intensifying, we may not be able to maintain adequate operating margins. Our ability to achieve and sustain profitability will depend on the accuracy of our expense projections and revenue growth projections and on our ability to generate and sustain substantially higher revenue, while maintaining reasonable cost and expense levels as we seek to increase our product offerings, customer base, geographic reach and technological advantages. As a result, if we fail to increase our revenue, or if we experience delays in generating revenue, we would incur substantial operating losses. We do not anticipate achieving profitability in fiscal 2002 and may not be able to achieve or sustain profitability thereafter in the future.

         THE ACCURACY OF OUR SUBSCRIBER BASE AND EXPENSE PROJECTIONS ARE CRITICAL TO OUR PROFITABILITY. We anticipate that our financial results in 2002 and during the first half of 2003 will be principally driven by our ability to properly allocate the extent and timing of our limited cash resources to the enhancement of the capacity of the Pronto service call center infrastructure, technology development and to our national marketing and other customer acquisition efforts. The application of these resources must be coordinated with and take into account the projected rate of growth of our Pronto service subscriber base and the pricing assumptions in our business model. Based on our test marketing to date, management has made significant estimates regarding the anticipated growth of our subscriber base, taking into account many variables, certain of which are outside the Company's control. These variables include customer demand for our products and services, the efficacy of our marketing efforts (particularly our national campaign in 2002), and the reliability and speed of our technology infrastructure and live operator service. We may decide to expand the capabilities of our existing call center arrangement, acquire a call center operation, or establish our own call center; each of these choices would require significantly different levels of funding. This decision will be influenced, in part, by the projected and actual rate of growth in the Pronto service subscriber base and related revenue growth. Our business model requires expanding and improving the technology and call center capabilities in order to properly service anticipated increased usage by a growing subscriber base, and if our subscriber base, which as of December 31, 2001 was approximately 100 subscribers, does not grow at projected rates, or our pricing assumptions are incorrect, then our up front expenses, including our decision regarding call center alternatives, will exceed our revenues by amounts greater than currently anticipated, exacerbating our projected losses and putting additional pressure on our cash resources.

         OUR RELIANCE ON CERTAIN SUPPLIERS AND VENDORS COULD ADVERSELY AFFECT OUR ABILITY TO PROVIDE OUR PRONTO BRAND SERVICES TO OUR SUBSCRIBERS ON A TIMELY AND COST-EFFICIENT BASIS. We currently rely on iNetNow, Inc. and Abacus Communications LLC to provide the call center services for our products, and on Voxeo Corporation to host our voice recognition application. We do not currently have internal call center capabilities. Our agreement with iNetNow expires on April 30, 2002 with automatic monthly renewals until October 31, 2002, unless earlier terminated. Our agreement with Abacus expires on September 20, 2002 with automatic annual renewals unless earlier terminated. Our agreement with Voxeo expires on September 30, 2002 with automatic annual renewals unless earlier terminated. Our reliance on these service providers involves a number of risks, including the long-term financial viability of these chosen vendors, and the inability to control quality and timing of delivery of services. If iNetNow, Inc., Abacus Communications LLC or Voxeo Corporation are unable or unwilling to continue supporting our products in required volumes and at high quality levels, or if these agreements are terminated, we will have to identify, qualify and select acceptable alternative service providers. Significant interruptions may result as it is possible that an alternate source may not be available to us when needed or be in a position to satisfy our requirements at acceptable prices and quality. Although none of iNetNow, Abacus or Voxeo have indicated to us that they will terminate our agreements, nor do we have reason to believe that they will, they have the right to do so later in 2002. There can be no assurance we will be able avoid termination of these agreements. Any significant interruption in call center, customer phone service or voice recognition operations would result in us having to reduce our support of our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. We may not be able to effectively manage our relationships with our call center service providers and they may not meet our future requirements for quality.

         THE MARKET FOR WIRELESS CONTENT SERVICES IS NEW, AND OUR BUSINESS WILL SUFFER IF THE MARKET DOES NOT DEVELOP AS WE EXPECT OR IF THE USAGE OF WIRELESS CONTENT PRODUCTS DOES NOT CONTINUE TO GROW. The wireless content services market is new and may not grow or be sustainable. It is possible that our services may never achieve market acceptance or be well received by consumers. We have a limited number of customers and we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the premium wireless content and concierge services market. If general wireless product usage does not continue to increase, or the market for premium wireless content service does not develop, or develops more slowly than we expect, demand for our Pronto services may be limited and our business, financial condition and operating results could be harmed.

         OUR SUCCESS WILL BE DEPENDENT ON INCREASING AWARENESS OF THE PRONTO BRAND. We expect to incur significant expenditures in order to increase awareness of our Pronto services and brand name through sales and marketing and other promotional activities. We believe that continuing to strengthen the Pronto brand is critical to achieving widespread acceptance of the Pronto service, particular in light of the competitive nature of our market. Promoting and positioning this brand will depend largely on the success of our ability to provide high quality services and our marketing efforts. In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to create and maintain brand loyalty among users. Further, there can be no assurance that any new users attracted to the Pronto brand will maintain an ongoing customer relationship with our products. If we fail to promote and maintain our brand or incur substantial expenses in an attempt to promote and maintain our brand or if our existing or future strategic relationships fail to promote our brand or increase brand awareness, our business, financial condition and operating results would be materially adversely affected.

         WE WILL INVEST A SIGNIFICANT AMOUNT OF OUR RESOURCES TO DEVELOP, MARKET, AND SUPPORT OUR PRODUCTS AND SERVICES AND MAY NOT REALIZE ANY RETURN ON THIS INVESTMENT. We plan to invest a significant amount of our resources to develop, market and support our products and services, particularly in connection with the national launch of Pronto beginning in the second quarter of 2002 and continuing throughout the year. Accordingly, our success will depend on our ability to generate sufficient revenue from sales of these products and services to offset the expenses associated with developing, marketing and supporting them, as well as the expenses of establishing our new call center. There are many risks that we face in doing so. In particular, we will need to improve the reliability of our voice recognition system to reduce the number of calls that fail over to the live operator for basic requests of news, sports and weather. Additionally, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. Accordingly, if our products and services do not quickly achieve market acceptance, they may become obsolete before we have generated enough revenue from their sales to realize a sufficient return on our investment.

         As a result, we expect to incur significant expenses and losses in 2002 and into 2003. If we incur substantial development, sales and marketing expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations would be materially adversely affected.

         IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE OUR SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES. We may not have sufficient capital to fund our operations and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. The speed at which we utilize our available capital is likely to increase substantially as we launch Pronto nationally on a direct-to-consumer basis. We expect that the cash we receive through our operations and our currently available cash resources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on acceptable terms, if at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of existing shareholders will be reduced. If we incur debt, the debt will rank senior to our common shares, we will incur debt service costs and we will likely have to enter into agreements that will restrict our operations in some respects and our ability to declare dividends to the holders of our common shares.

         IF WE FAIL TO ENHANCE PRONTO TO MEET CHANGING CUSTOMER REQUIREMENTS AND TECHNOLOGICAL ADVANCES, OUR OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED. The timely development of new or enhanced products and services is a complex and uncertain process and although we believe we currently have the funding to implement our business plan, we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We may also experience design, marketing and other difficulties that could delay or prevent our development, introduction or marketing of our Pronto services, as well as new products and enhancements. We may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

         IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH A VARIETY OF DISTRIBUTION PARTNERS, WE MAY NOT BE ABLE TO INCREASE OUR SALES AND GROW OUR BUSINESS. We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners including wireless network operators, Internet portals, business enterprises, national retail chains and selected vertical retail outlets. We cannot be certain that we will be able to reach agreement with distribution partners on a timely basis or at all, or that any of our current or future distribution partners will devote adequate resources to selling our products. If we cannot establish these relationships, we may not be able to increase our sales and grow our business.

         WE RELY ON THIRD-PARTY SOFTWARE AND TECHNOLOGY, THE LOSS OF WHICH COULD FORCE US TO USE INFERIOR SUBSTITUTE TECHNOLOGY OR TO CEASE OFFERING OUR PRODUCTS. We rely on third party intellectual property licenses. For example, we have entered into license agreements with Nuance Communications, Inc. and Voxeo Corporation for use of their speech recognition technology and voice centers. In addition, we use, and will use in the future, some third-party software that may not be available in the future on commercially reasonable terms, or at all. We could lose our ability to use this software if the agreements are terminated or if the rights of our suppliers to license it were challenged by individuals or companies which asserted ownership of these rights. The loss of, or inability to maintain or obtain, any required intellectual property could require us to use substitute technology, which could be more expensive or of lower quality or performance, or force us to develop the technology ourselves or cease offering our products. Moreover, some of our license agreements from third parties are non-exclusive and, as a result, our competitors may have access to some of the technologies used by us. Any significant interruption in the supply of any licensed software could cause a decline in product sales, unless and until we are able to replace the functionality provided by this licensed software. We also depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could materially harm our business.

         WE DEPEND ON THIRD PARTIES FOR CONTENT, AND THE LOSS OF ACCESS TO THIS CONTENT COULD HARM OUR BUSINESS. We do not create all of our own content. Rather, we acquire rights to information from numerous third-party content providers, and our future success is dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers. We typically license content through one or a combination of the following formats: a revenue-sharing arrangement, a one-time fee, a periodic fee or a fee for each query from subscribers. If we fail to enter into and maintain satisfactory arrangements with content providers, our business will suffer.

         WE MAY BE SUBJECT TO LIABILITY FOR OUR USE OR DISTRIBUTION OF INFORMATION THAT WE RECEIVE FROM THIRD PARTIES. We obtain content and commerce information from third parties. When we integrate and distribute this information through Pronto, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement and product or service liability. Many of our content agreements do not provide us with indemnity protection. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made against us. Any liability that we incur as a result of content we receive from third parties could adversely affect our financial results. We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for negligence, defamation, invasion of privacy, product or service liability. We may also be subject to laws and regulations, both in the United States and abroad, regarding user privacy.

         WE RELY HEAVILY ON OUR PROPRIETARY TECHNOLOGY, BUT WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS. Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property our business could suffer. If we cannot adequately protect our intellectual property, our competitive position may suffer. Companies in the software industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Similarly, we cannot ensure that our employees will comply with the confidentiality agreements that they have entered into with us, or they will not misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology.

         OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND REQUIRE US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or as licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. From time to time, we have received, and we may receive in the future, notice of claims of infringement of other parties' proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

         OUR FAILURE TO RESPOND TO RAPID CHANGE IN THE MARKET FOR VOICE INTERFACE SERVICES COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS. The voice interface services industry is relatively new and rapidly evolving. Our success will depend substantially upon our ability to enhance our existing Pronto product release and to develop and introduce, on a timely and cost-effective basis, new versions with features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new enhanced functionalities or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing products with revenues from new products, our business would suffer. Commercial acceptance of our products and technologies will depend on, among other things, the ability of our products and technologies to meet and adapt to the needs of our target markets, and the performance and price of our products and our competitors' products.

         IF OUR PRODUCTS CONTAIN DEFECTS, WE COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS AND DAMAGE TO OUR REPUTATION. Because our products are partially designed to provide critical communications services, we may be subject to significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to certain liability claims, but may not preclude all potential claims resulting from a defect in one or more of our products. Although we believe that we maintain adequate product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not be sufficient to cover us against all possible liability. Liability claims could also require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

         IF WE FAIL TO COMPLY WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS, SALES OF OUR EXISTING AND FUTURE PRODUCTS COULD BE ADVERSELY AFFECTED. We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than laws and regulations applicable to businesses in general. However, in the future, we may be subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

         While we believe that our products comply with all current governmental laws, regulations and standards, we cannot assure you that we will be able to continue to design our products to comply with all necessary requirements in the future. In addition, we may be required to customize our products to comply with various industry or proprietary standards promoted by our competitors. Our key competitors may establish proprietary standards, which they do not make available to us. As a result, we may not be able to achieve interoperability with their products.

         We may otherwise deem it necessary or advisable to modify our products to address actual or anticipated changes in the regulatory environment. Failure of our products to comply, or delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of our existing and future products. Moreover, the enactment of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry, could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and operating results.

         IF WE FAIL TO MANAGE THE GROWTH OF OUR OPERATIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED. In connection with the implementation of our new business model, we have rapidly and significantly expanded our operations. This expansion has placed significant new demands on our managerial, operational and financial resources. In 2001, we added several senior managerial, technical and operations personnel whom we are in the process of integrating into our new business, and we expect to add additional key personnel in these areas in the near future as we implement our business plan and the national launch of our Pronto service. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new operational, financial and management controls, reporting systems and procedures; hire, train, motivate and manage our personnel; and effectively manage multiple relationships with our customers, suppliers and other parties. In addition, our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis, and our ability to purchase and promote products, manage sales and marketing activities and maintain efficient operations through our management information systems. A significant disruption in our management information systems could adversely affect our relations with our customers and our ability to manage our operations and would have a material adverse effect on our business, financial condition and operating results. There can be no assurance that we will successfully manage the integration and expansion of our new business.

         OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO HIRE, RETAIN AND MOTIVATE HIGHLY QUALIFIED EMPLOYEES. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new. As a result, qualified technical personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

         Stock options are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. To retain our employees, we expect to continue to grant new options, subject to vesting, which could be dilutive to our current stockholders. If our stock price does not increase significantly above the prices of our options, we may also need to issue new options or grant additional shares of stock in the future to motivate and retain our employees.

         WE DO NOT PLAN TO PAY ANY DIVIDENDS. Investors who need income from their holdings should not purchase our shares. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the future. As a result, our common stock is not a good investment from people who need income from their holdings.

         INSIDERS OWN A LARGE PERCENTAGE OF OUR STOCK, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL AND MAY NEGATIVELY AFFECT YOUR INVESTMENT. As of February 28, 2002, our officers, directors and affiliated persons beneficially owned approximately 42% of our voting securities. J. William Grimes, our Chairman, beneficially owned approximately 21% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants which provide for accelerated vesting upon a change in control if their employment is actually or constructively terminated as a result. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

        WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD MAKE IT MORE DIFFICULT TO ACQUIRE US. Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. For example, a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. Last year, we changed our charter to include provisions classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our board of directors. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which provides certain restrictions against business combinations with interested stockholders.

         OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL. Since our initial public offering on April 6, 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National Market and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate: actual or anticipated variations in operating results; announcements of operating results and business conditions by our customers and suppliers; announcements by our competitors relating to new customers, technological innovation or new services; economic developments in our industry as a whole; and general market conditions. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stock price may fluctuate due to variations in our operating results.

         CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS PROVIDE FOR LIMITED PERSONAL LIABILITY OF SUBSCRIBERS OF OUR BOARD OF DIRECTORS. Our certificate of incorporation and by-laws contain certain provisions which reduce the potential liability of subscribers of our board of directors for certain monetary damages and provide for indemnity of other persons. We are unaware of any pending or threatened litigation against us or our directors that would result in any liability for which any of our directors would seek indemnification or other protection.

         OUR COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NATIONAL NASDAQ MARKET. Our common stock is currently trading on the Nasdaq National Market. Although we meet the current listing criteria for the Nasdaq National Market, no assurance can be given as to our ongoing ability to meet the standards of the Nasdaq National Market maintenance requirements. These standards require, among other things, that our common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. In addition, if our stock price is below $5 per share, we must maintain minimum net tangible assets of at least $4 million. If we are unable to demonstrate compliance with the Nasdaq criteria for maintaining our listing, our common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of our company and services and could restrict investors' interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

         INFORMATION THAT WE MAY PROVIDE TO INVESTORS FROM TIME TO TIME IS ACCURATE ONLY AS OF THE DATE WE DISSEMINATE IT, AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION. From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD promulgated by the Securities and Exchange Commission. This information or guidance represents our outlook only as of the date that we disseminated it, and we undertake no obligation to provide updates to this information or guidance in our filings with the Securities and Exchange Commission or otherwise.

         IF OUR REVENUE AND OPERATING RESULTS FALL BELOW ANALYSTS' AND INVESTORS' EXPECTATIONS, OUR STOCK PRICE COULD SIGNIFICANTLY DECLINE. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline. As a result of any of these factors, our quarterly or annual operating results could fall below the expectations of public market analysts and investors. In this event, the price of our common stock could significantly decline.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding our directors and executive officers is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding compensation of our executive officers is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002.


                                     PART IV


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    1.    Financial Statements

                      Report of Independent Accountants

                      Consolidated Balance Sheets as of December 31, 2001 and 2000

                      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
                      December 31, 2001, 2000 and 1999

                      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                      Notes to Consolidated Financial Statements

                2.    Financial Statement Schedules



SCHEDULE
NUMBER                                                  DESCRIPTION
--------                                                -----------
    I                   Report of Independent Accountants on Financial Statement Schedule
   II                   Valuation and Qualifying Accounts
               3.       Exhibits

EXHIBIT
NUMBER                                                 DESCRIPTION
--------                                               -----------

3.1                     Restated  Certificate  of  Incorporation  filed with the  Secretary  of State of the State of
                        Delaware on February 16, 1999(A)
3.2                     Certificate of Amendment to Restated  Certificate of  Incorporation  filed with the Secretary of State of the State of Delaware on December 22, 1999(A)
3.3                     Certificate  of  Designations,   Powers,  Preferences  and  Rights  of  Series F  Convertible
                        Preferred  Stock filed with the  Secretary of State of the State of Delaware on  December 22,
                        1999(A)
3.4                     Certificate of Amendment to Restated  Certificate of  Incorporation  filed with the Secretary of State of the State of Delaware on December 22, 1999(A)
3.5                     Certificate of Amendment to Restated  Certificate of  Incorporation  filed with the Secretary of State of the State of Delaware on January 4, 2000(A)
3.6                     Certificate of Amendment to Restated  Certificate of Incorporation  of i3 Mobile,  Inc. filed with the Secretary of State of the State of Delaware on May 31, 2001*
3.7                     Amended and Restated Bylaws of i3 Mobile (B)
4.1                     Amended Form of Common Stock Certificate(B)
4.3                     1995 Stock Incentive Plan, as amended (A)
4.4                     2000 Stock Incentive Plan, as amended (B)
4.5                     General Form of Warrant issued to other warrant holders(A)
10.1                    Employment  Agreement by and between i3 Mobile and Stephen G.  Maloney dated as of January 1,
                        1999 as amended September 9, 1999(A)
10.1a                   Amendment to Employment  Agreement by and between i3 Mobile and  Stephen G.  Maloney dated as of January 1, 1999 as amended November 20, 2000(B)
10.1b                   Employment  Agreement by and between i3 Mobile and Stephen G.  Maloney dated as of January 1,
                        2001(B)
10.1c                   Letter Agreement by and between i3 Mobile and Stephen G. Maloney dated as of August 23, 2001*
10.2                    Employment Agreement by and between i3 Mobile and Michael P. Neuscheler dated as of
                        January 10, 2000(A)
10.2a                   Termination and Release  Agreement by and between i3 Mobile and Michael P.  Neuscheler  dated as of December 7, 2001*
10.3                    Employment Agreement by and between i3 Mobile and John Lack dated as of November 20, 2000(B)




EXHIBIT
NUMBER                                                 DESCRIPTION
--------                                               -----------
10.4                    Employment Agreement by and between i3 Mobile and Wes Trager dated as of December 21, 2000(B)
10.5                    Employment  Agreement by and between i3 Mobile and John  McMenamin  dated as of  February 21,
                        2001(B)
10.6                    Employment Agreement by and between i3 Mobile and Bryan McCann dated as of April 16, 2001*
10.7                    Employment Agreement by and between i3 Mobile and Ed Fletcher dated as of December 10, 2001*
10.8                    Agreement  of Lease by and between i3 Mobile and Seaboard  Property  Management,  Inc.  dated
                        April 27, 1995, as amended (A)
10.8a                   Lease Modification  Agreement between i3 Mobile and Seaboard Property Management,  Inc. dated
                        February 1997(A)
10.8b                   Agreement  of  Sublease  by and  between i3 Mobile and  O'Donnell  &  Associates  dated as of
                        August 1, 2000(B)
10.9                    Ridgewood  Square Office Park Commercial  Lease by and between i3 Mobile and Ridgewood Square
                        Ltd. dated February 7, 1997(A)
10.10                   Agreement of Sublease by and between i3 Mobile and National  Westminster  Bank, PLC, dated as of September 9, 1999(A)
10.10a                  Amendment  No. 1 to Sublease  by and between i3 Mobile and  National  Westminster  Bank,  PLC dated as of September 26, 2000(B)
10.10b                  Settlement  Agreement by and between i3 Mobile and National Westminster Bank, PLC dated as of
                        April 19, 2001*
10.11                   Lease  Agreement  by and  between  i3 Mobile  and  Double  Creek  Capital  Corporation  dated
                        November 30, 1999(A)
10.12                   Services  Agreement by and between i3 Mobile and Southwestern  Bell Mobile Systems,  Inc. and
                        Southwestern Bell Wireless Inc. dated June 9, 1998(A)
10.12a                  Amendment  to  Services  Agreement  by and  between i3 Mobile and  Southwestern  Bell  Mobile
                        Systems, Inc. and Southwestern Bell Wireless Inc. dated January 11, 1999(A)
10.12b                  Amendment  to  Services  Agreement  by and  between i3 Mobile and  Southwestern  Bell  Mobile
                        Systems, Inc. and Southwestern Bell Wireless Inc. dated as of October 15, 1999(B)
10.12c                  Amendment  to  Services  Agreement  by and  between i3 Mobile and  Southwestern  Bell  Mobile
                        Systems, Inc. and Southwestern Bell Wireless Inc. dated January 1, 2000(B)
10.13                   Letter  Agreement  by and between i3 Mobile and National  Broadcasting  Company,  Inc.  dated
                        December 24, 1999(A)
10.13a                  Amendment to Letter  Agreement by and between i3 Mobile and  National  Broadcasting  Company,
                        Inc. dated December 31, 2001 (B)
10.14                   Independent Contractor Agreement by and between i3 Mobile and LKM Ventures LLC dated November 27, 2001*
10.15                   Note between i3 Mobile and RMU Management LLC dated September 5, 2001*




EXHIBIT
NUMBER                                                 DESCRIPTION
--------                                               -----------
10.15a                  Security Agreement between i3 Mobile and RMU Management LLC, dated September 5, 2001*
10.16                   Wireless Services Master Agreement by and between i3 Mobile and Voicestream Corporation dated
                        November 20, 2000(B)
10.17                   Agreement by and between i3 Mobile, Inc. and iNetNow, Inc. dated October 1, 2001*(C)
10.17a                  Amendment  Number 1 to Agreement  by and between i3 Mobile,  Inc.  and  iNetNow,  Inc.  dated
                        November 7, 2001*(C)
10.17b                  Amendment  Number 2 to Agreement  by and between i3 Mobile,  Inc.  and  iNetNow,  Inc.  dated
                        February 1, 2002*(C)
10.18                   Teleservices  Agreement  between i3 Mobile,  Inc. and Abacus  Communications  LLC dated as of
                        September 20, 2001*(C)
10.19                   Subscriber Services Agreement between i3 Mobile, Inc. and Voxeo Corporation,  dated September
                        28, 2001*(C)
21.1                    Subsidiaries of i3 Mobile*
23.1                    Consent of PricewaterhouseCoopers LLP*
27.1                    Financial Data Schedule*


(A) Incorporated by reference from Registration Statement of the Registrant on Form S-1, No. 333-94191, declared effective by the Securities and Exchange Commission on April 6, 2000.

(B) Incorporated by reference from Annual Report on Form 10-K filed by i3 Mobile for the year ended December 31, 2000.

(C) Confidential treatment has been requested with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

*        Filed herewith

         (b) No reports were filed on Form 8-K during the last quarter of fiscal 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      i3 MOBILE, INC.


                                      By: /s/ EDWARD FLETCHER
                                          -------------------------------

                                                    Edward Fletcher,
                                            Senior Vice President, Finance

March 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                       TITLE                              DATE
               ---------                                       -----                              ----
/s/ J. WILLIAM GRIMES                              Chairman of the Board                       March 27, 2002
----------------------------------------
J. William Grimes

/s/ JOHN A. LACK                                   President, Chief Executive                  March 27, 2002
-------------------                                Officer and Director (Principal
John A. Lack                                       Executive Officer)

/s/ W. PETER DANIELS                               Director                                    March 27, 2002
----------------------------------------
W. Peter Daniels

/s/ JAMES A. JOHNSON                               Director                                    March 27, 2002
----------------------------------------
James A. Johnson

/s/ STEPHEN G. MALONEY                             Director                                    March 27, 2002
----------------------------------------
Stephen G. Maloney

/s/ MATTHEW J. STOVER                              Director                                    March 27, 2002
----------------------------------------
Matthew J. Stover


                                 i3 MOBILE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..................................................................................    F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................................    F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.........................    F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2001, 2000 and 1999...................................................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.........................    F-6
Notes to Consolidated Financial Statements.........................................................................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of i3 Mobile, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of i3 Mobile, Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Stamford, Connecticut
January 28, 2002


                                                       i3 MOBILE, INC.

                                                 CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                  DECEMBER 31,
                                                                                            2001             2000
                                                                                            ----             ----
ASSETS
Current assets:
   Cash and cash equivalents.......................................................    $       52,612     $      84,900
   Accounts receivable, net of allowances (Note 2).................................               651               536
   Deferred advertising (Note 11)..................................................             2,245             3,349
   Prepaid expenses and other current assets.......................................               749               416
                                                                                       --------------     -------------
      Total current assets.........................................................            56,257            89,201
   Fixed assets, net (Note 3)......................................................            11,423             9,217
   Deposits and other non-current assets...........................................               778               829
                                                                                       --------------     -------------
      Total assets.................................................................    $       68,458     $      99,247
                                                                                       ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................    $        1,827     $       2,019
   Accrued liabilities (Note 4)....................................................             3,363             3,969
   Capital lease obligation, current portion (Note 5)..............................               568               801
                                                                                       --------------     -------------
      Total current liabilities....................................................             5,758             6,789
Capital lease obligation, less current portion (Note 5)............................                --               568
                                                                                       --------------     -------------
Commitments and contingencies (Notes 6 and 7)......................................                --                --
      Total liabilities............................................................             5,758             7,357
                                                                                       --------------     -------------

Stockholders' equity:
   Convertible preferred stock 50,000 shares authorized, none issued (Note 9)......                --                --
   Common stock; $.01 par value, 50,000,000 shares authorized,
      24,788,740 and 24,706,440 shares issued......................................               248               247
   Additional paid-in capital......................................................           166,919           168,007
   Notes receivable from stockholders..............................................              (500)               (4)
   Deferred compensation...........................................................              (133)           (1,724)
   Accumulated deficit.............................................................           (98,871)          (70,406)
   Treasury stock at cost, 2,230,800 and 1,885,000 shares..........................            (4,963)           (4,230)
                                                                                       --------------     -------------
   Stockholders' equity............................................................            62,700            91,890
                                                                                       --------------     -------------
      Total liabilities and stockholders' equity ..................................    $       68,458     $      99,247
                                                                                       ==============     =============




          See accompanying notes to consolidated financial statements.


                                                       i3 MOBILE, INC.

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                              2001              2000            1999
                                                                              ----              ----            ----
Net revenue...........................................................    $     4,597      $     4,494    $       1,734
                                                                           ----------       ----------     ------------

Expenses:
Operating.............................................................          4,198            3,178            1,466
Sales and marketing...................................................          7,921           10,929            2,032
Product development...................................................          6,593            2,717            1,095
General and administrative............................................         17,175           15,024            3,671
                                                                          -----------      -----------    -------------
Total expenses........................................................         35,887           31,848            8,264
                                                                          -----------      -----------    -------------
Operating loss........................................................        (31,290)         (27,354)          (6,530)

Interest (income) expense, net........................................         (2,825)          (4,778)             326
                                                                          -----------      ------------   -------------
Loss before extraordinary item........................................        (28,465)         (22,576)          (6,856)
Extraordinary item--loss on extinguishment of debt....................             --               --           (3,434)
                                                                          -----------      -----------    --------------
Net loss .............................................................        (28,465)         (22,576)         (10,290)
                                                                          -----------    -------------    -----------

Redemption of preferred stock.........................................             --               --           (3,665)
Beneficial conversion feature of preferred stock......................             --               --          (20,504)
Dividends on mandatorily redeemable preferred stock...................             --           (2,829)          (2,411)
                                                                          -----------      -----------    -------------
Loss applicable to common stock.......................................    $   (28,465)     $   (25,405)   $     (36,870)
                                                                          ===========      ===========    =============

Net loss per share--basic and diluted:
   Loss before extraordinary item.....................................    $     (1.25)     $    (1.39)    $       (5.83)
   Extraordinary item.................................................             --              --             (0.60)
                                                                          -----------      ----------     -------------
   Net loss...........................................................    $     (1.25)     $    (1.39)    $       (6.43)
                                                                          ===========      ==========     =============
   Shares used in computing net loss per share........................         22,742           18,314            5,736
                                                                          ===========      ===========    =============






          See accompanying notes to consolidated financial statements.

                                                           i3 MOBILE, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              SERIES A            SERIES C
                                                          PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK       ADDITIONAL
                                                         ------------------   -----------------   -----------------     PAID-IN
                                                         SHARES     AMOUNT    SHARES  AMOUNT       SHARES     AMOUNT     CAPITAL
                                                         ------     ------    ------  ------      ---------   ------   -----------
Balance at January 1, 1999........................        3,770        --      2,194      --      7,554,000      76       4,530
Repurchase of shares..............................       (3,770)       --         --      --             --      --        (105)
Issuance of common stock..........................           --        --         --      --        101,500       1         174
Repayment of notes receivable from shareholders              --        --         --      --             --      --
Issuance of warrants..............................           --        --         --      --             --      --       1,133
Accretion of preferred stock dividends............           --        --         --      --             --      --          --
Deferred compensation--stock options..............           --        --         --      --             --      --       1,017
Beneficial conversion feature--Series E...........           --        --         --      --             --      --       3,000
Beneficial conversion feature--Series F...........           --        --         --      --             --      --      17,504
Amortization of deferred compensation.............           --        --         --      --             --      --          --
Net loss..........................................           --        --         --      --             --      --          --
                                                          -----      ----      -----   -----     ----------    ----   ---------
Balance at December 31, 1999......................           --        --      2,194      --      7,655,500      77      27,253
Sale of common shares.............................           --        --         --      --      5,622,500      56      80,619
Conversion of mandatorily redeemable preferred               --        --     (2,194)     --     11,316,765     113      58,056
Issuance of common shares pursuant to
   the exercise of stock options..................           --        --         --      --        111,675       1         168
Repayment of notes receivable from shareholders              --        --         --      --             --      --          --
Amortization of deferred compensation.............           --        --         --      --             --      --       1,641
Accretion of preferred dividends..................           --        --         --      --             --      --          --
Issuance of common stock purchase warrants .......           --        --         --      --             --                 270
Net loss..........................................           --        --         --      --             --      --          --
                                                          -----      ----      -----   -----     ----------    ----   ---------
Balance at December 31, 2000......................           --      $ --         --   $  --     24,706,440    $247   $ 168,007
Issuance of common shares pursuant to
   the exercise of stock options..................           --        --         --      --         82,300       1          75
Repayment of notes receivable from shareholders ..           --        --         --      --             --      --          --
Issuance of shareholder loan......................           --        --         --      --             --      --          --
Amortization of deferred compensation.............           --        --         --      --             --      --      (1,163)
Treasury stock repurchase.........................           --        --         --      --             --      --          --
Net loss..........................................           --        --         --      --             --      --          --
                                                          -----      ----      -----   -----     ----------    ----   ---------
Balance at December 31, 2001......................           --      $ --         --   $  --     24,788,740    $248   $ 166,919
                                                          =====      ====      =====   =====     ==========    ====   =========

                                                         NOTES
                                                       RECEIVABLE
                                                          FROM          DEFERRED    ACCUMULATED   TREASURY
                                                       STOCKHOLDERS  COMPENSATION     DEFICIT       STOCK       TOTAL
                                                       ------------  -------------  -----------   ---------  ------------

Balance at January 1, 1999..........................       (53)            --          (8,131)         --        (3,578)
Repurchase of shares................................        --             --          (3,665)   $ (4,230)       (8,000)
Issuance of common stock............................        --             --              --          --           175
Repayment of notes receivable from shareholders.....        22              --             --          --            22
Issuance of warrants................................        --             --              --          --         1,133
Accretion of preferred stock dividends..............        --             --          (2,411)         --        (2,411)
Deferred compensation--stock options................        --        $(1,017)             --          --            --
Beneficial conversion feature--Series E.............        --             --          (3,000)         --            --
Beneficial conversion feature--Series F.............        --             --         (17,504)         --            --
Amortization of deferred compensation...............        --            253              --          --           253
Net loss............................................        --             --         (10,290)         --       (10,290)
                                                        ------        -------      ----------     --------    ---------
Balance at December 31, 1999........................       (31)          (764)        (45,001)     (4,230)      (22,696)
Sale of common shares...............................        --             --              --          --        80,675
Conversion of mandatorily redeemable preferred......        --             --              --          --        58,169
Issuance of common shares pursuant to
   the exercise of stock options....................        --             --              --          --           169
Repayment of notes receivable from sharehholders....        27             --              --          --            27
Amortization of deferred compensation...............        --           (960)             --          --           681
Accretion of preferred dividends....................        --             --          (2,829)         --        (2,829)
Issuance of common stock purchase warrant ..........        --             --              --          --           270
Net loss............................................        --             --         (22,576)         --       (22,576)
                                                        ------        -------      ----------    --------     ---------
Balance at December 31, 2000........................    $   (4)       $(1,724)     $  (70,406)   $ (4,230)    $  91,890
Issuance of common shares pursuant to
 the exercise of stock options......................        --             --              --          --            76
Repayment of notes receivable from shareholders.....         4             --              --          --             4
Issuance of shareholder loan........................      (500)            --              --          --          (500)
Amortization of deferred compensation...............        --          1,591              --          --           428
Treasury stock repurchase...........................        --             --              --        (733)         (733)
Net loss............................................        --             --         (28,465)         --       (28,465)
                                                        ------        -------      ----------    --------     ---------
Balance at December 31, 2001........................    $ (500)       $  (133)     $  (98,871)   $ (4,963)    $  62,700
                                                       ======        =======      ==========    ========     =========

           See accompanying notes to consolidated financial statements.


                                                       i3 MOBILE, INC.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              2001              2000            1999
                                                                              ----              ----            ----
Cash flows from operating activities:
   Net loss...........................................................    $   (28,465)     $   (22,576)   $     (10,290)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization...................................          4,740            1,703              139
      Non-cash charges from the issuance of common
       stock warrants.................................................            127               95              100
      Non-cash stock compensation charges.............................            428              681              253
      Loss on extinguishment of debt..................................             --               --            3,434
      Interest on extinguished debt...................................             --               --              311
      Other...........................................................             --               96              152
      Changes in operating assets and liabilities:
        Increase in accounts receivable...............................           (115)            (232)             (88)
        Decrease in deferred advertising..............................          1,104              912               --
        (Increase) decrease in other current assets and
         other assets.................................................           (409)             170           (1,217)
        (Decrease) increase in accounts payable.......................           (192)           1,295              166
        (Decrease) increase in accrued liabilities....................           (606)           1,094            2,451
                                                                          ------------     -----------    -------------
   Net cash used in operating activities..............................        (23,388)         (16,762)          (4,589)
                                                                          -----------      -----------    -------------
   Cash flows from investing activities:
      Purchase of fixed assets, net...................................         (6,946)          (7,382)          (1,800)
                                                                          -----------      -----------    -------------
   Net cash used in investing activities..............................         (6,946)          (7,382)          (1,800)
                                                                          -----------      -----------    -------------
   Cash flows from financing activities:
      Payments on capital lease obligations...........................           (801)             (68)              --
      Proceeds from sales of preferred stock, net.....................             --               --           38,136
      Proceeds from the sale of common stock, net.....................             --           80,675              175
      Proceeds from the exercise of stock options.....................             76              169               --
      Repurchase of common and preferred stock........................           (733)              --           (3,000)
      Repayments of notes payable.....................................             --               --             (869)
      Issuance of notes receivable--related parties...................           (500)              --             (200)
      Repayments of notes receivable--related parties.................              4               27              222
                                                                          -----------      -----------    -------------
   Net cash (used in) provided by financing activities................         (1,954)          80,803           34,464
                                                                          ------------     -----------    -------------
   (Decrease) increase in cash and cash equivalents...................        (32,288)          56,659           28,075
   Cash and cash equivalents at beginning of period...................         84,900           28,241              166
                                                                          -----------      -----------    -------------
   Cash and cash equivalents at end of period.........................    $    52,612      $    84,900    $      28,241
                                                                          ===========      ===========    =============

Supplemental disclosures of cash flow and non cash activities:
      Interest paid in cash...........................................    $       124      $        36    $         136
      Conversion of debt to mandatorily redeemable
      preferred stock.................................................    $        --      $        --    $       5,317
      Accretion of mandatorily redeemable
      preferred stock dividends.......................................    $        --      $     2,829    $       2,411





      Common stock warrants issued in Series F
      preferred stock offering........................................    $        --      $        --    $       1,033


          See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-- OPERATIONS OF THE COMPANY AND LIQUIDITY:

                  i3 Mobile, Inc., "i3" or the "Company", was incorporated in Delaware on June 28, 1991. During 2001, the Company evolved from a company that distributed customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that it believes is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, is being marketed directly to consumers and delivers information on demand 24 hours a day, combining the service of a mobile concierge with the power of leading-edge voice recognition technology.

         Pronto provides telephone users with information accessible through the Company's live operators and proprietary, automated flat menu voice recognition system. The Company's live operators provide its subscribers with services such as making restaurant reservations and providing driving directions. The Company's live operators are also available to answer questions outside the scope of our automated voice recognition system, and can assist subscribers if the automated voice recognition system cannot properly answer the request. The Company's automated content currently features news, stock quotes, sports, weather, movie reviews and schedules and leisure categories such as horoscopes and lottery results. The Company's content is automatically accessible in an "ask a question/get an answer" format. The Company provides premium content and services to users of telephones, especially mobile telephones.

         The Company also offers wireless alert products in many different categories for mobile device consumers. These "Powered by i3 Mobile" products are sold primarily through relationships with wireless network operators on a subscription basis.

LIQUIDITY:

         The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of approximately $31.3 million and negative cash flows from operations of $23.4 million. As of December 31, 2001, the Company had an accumulated deficit of approximately $98.9 million. Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to brand development, marketing and other promotional activities, expansion of product offerings and development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased significantly. Future failures to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The markets for the Company's services are characterized by intense competition, rapid technological development, dependency on brand awareness, regulatory changes, frequent new service introductions and reliance on suppliers, all of which could impact the future value of the Company's assets.


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


COMPUTER SOFTWARE:

         The Company follows Statement of Position 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires companies to capitalize costs of computer software developed or obtained for internal use, provided that such costs are not research and development. The Company develops new proprietary products and technology through its internal research and development group and through use of outside technology developers.

         All costs associated with the development of code, and purchase or license of software from external vendors which is used to run the Company's operations are capitalized and amortized over the estimated useful life, 2.5 years.

PRODUCT DEVELOPMENT:

         The Company expenses as incurred all costs associated with new product development whether performed by employees or outside consultants, including reengineering, process mapping, feasibility studies, data conversion, and training and maintenance. Such costs are included in product development in the statement of operations. In addition the Company expenses as incurred the costs associated with maintenance and upgrades of current technologies. Such costs are included in general and administrative expenses in the statement of operations.

LONG-LIVED ASSETS:

         Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In such an event, the carrying value of intangible assets is reviewed by management to determine if the value(s) may be impaired. If this review indicates that the carrying amount(s) will not be recoverable, as determined based on the estimated expected future cash flows attributable to such asset(s) over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment losses to be recognized is to be based on the difference between the fair values and the carrying amounts of the assets. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction between willing parties. Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances--the price of similar assets, discounted cash flow analysis or other valuation techniques.

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

REVENUE RECOGNITION:


         The majority of the Company's revenues relate to its legacy business of providing subscription-based wireless alert services provided to individual users through wireless network operators. The Company's "Pronto" service has not generated significant subscriber revenues as of December 31, 2001. Subscriber revenue consists of fixed monthly usage charges, transactional fees based on the information delivered, or a combination of the two arrangements. The Company recognizes subscriber revenue when products and services are provided to subscribers. The products sold by the Company are information service products provided to the Company's customers. These information products are not considered tangible products for financial reporting purposes.

         In prior years, the Company offered complimentary services to build awareness of its "Powered by i3 Mobile" products and services and to generate revenue. The wireless network operators were responsible for determining the price, if any, to be charged to their customers for this service. The fees charged by the Company to the wireless network operators for this service vary by wireless network operator. Under agreements with reduced pricing terms, the Company recognizes revenue at the time these services are provided. In the instance where the Company agreed to provide services directly to the customers of a wireless network operator at no cost to the customer, no revenue is recognized.

OPERATING EXPENSES:

         Substantially all operating expenses related to the Company's legacy wireless alert product and consist primarily of direct costs associated with purchasing content, direct labor and royalty payments. Content providers are paid either a flat monthly fee, a fee based on the number of users requesting the content, a fee based on a percentage of the Company's revenues generated from the content they provide, a fee based on the number of on-demand messages requested or a combination of these arrangements. In connection with its Pronto service, the Company expects to incur increased labor costs and significant costs related to the use of voice recognition technology.

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

         During the year ended December 31, 2001, the Company had two wireless network operator customers for its legacy wireless alert product, which accounted for approximately 75% of its total net revenues. During the years ended December 31, 2000 and 1999, the Company had three wireless network operator customers for its legacy wireless alert product, which accounted for approximately 68% and 69% of its total net revenues, respectively.

DEFERRED ADVERTISING:

         In accordance with AICPA Statement of Position 93-7, Reporting on Advertising Costs, the Company accounts for the costs of advertising by expensing them as incurred. Deferred advertising represents television advertising rights received in exchange for preferred stock of the Company (see
Note 11). The deferred advertising rights are amortized to expense as the advertising is used by the Company.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         The Company maintained an allowance for doubtful accounts of $1 million and $1 million at December 31, 2001 and 2000, respectively.

INCOME TAXES:

         The Company uses the liability method of accounting for income taxes, as set forth in SFAS 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

STOCK COMPENSATION:

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is computed to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is deferred and then recognized over the vesting period of the stock option or award.

         The Company applies SFAS 123, Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18) and related interpretations in accounting for issuances of stock awards to non-employees. Under SFAS 123 these equity transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments is calculated under a fair value based method using a Black-Scholes pricing model. EITF 96-18 defines the measurement date for determining fair value as the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty's performance is complete.

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

         For the years ended December 31, 2001, 2000, and 1999, options to purchase 2,953,783, 2,162,075, and 914,000, shares of common stock, respectively, and warrants to purchase 874,709, 1,984,084, and 1,929,084 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share since their inclusion would be antidilutive for all periods presented.

RECLASSIFICATIONS:

         Certain reclassifications have been made for consistent presentation and to better reflect the operations of the Company's business. Amounts previously classified as "costs of revenue" have been reclassified as "operating expenses" and certain amounts previously classified as "general and administrative expenses" have been reclassified as "product development expenses."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company has evaluated the impact of SFAS 141 and believes that adoption will not have a material impact on its financial statements.

         Also in July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. The adoption of SFAS 142 will not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is assessing the impact of adoption of SFAS 143 and currently believes it will not have a material impact on the Company's financial statements.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The adoption of SFAS 144 will not currently have a material impact on the Company's financial statements.


NOTE 3--FIXED ASSETS:


                                                                       DECEMBER 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
                                                                      (IN THOUSANDS)
         Furniture and fixtures............................    $      783     $        664
         Equipment, computers & software...................        15,582            8,701
         Leasehold improvements............................         1,476            1,530
                                                               ----------     ------------
                                                                   17,841           10,895
         Less--Accumulated depreciation....................        (6,418)          (1,678)
                                                               ----------     ------------
                                                               $   11,423     $      9,217
                                                               ==========     ============

         Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $4.7 million, $1.5 million, and $0.1 million, respectively.

NOTE 4--ACCRUED LIABILITIES:

         The following table provides the major components of accrued liabilities:


                                                                           DECEMBER 31,
                                                                           ------------
                                                                      2001            2000
                                                                      ----            ----
                                                                          (IN THOUSANDS)
         Professional fees.......................................  $      466     $        643
         Wages and vacation......................................         489              675
         Marketing...............................................         549              595
         Severance...............................................         410              769
         Other accrued liabilities...............................       1,449            1,287
                                                                   ----------     ------------
                                                                   $    3,363     $      3,969
                                                                   ==========     ============


NOTE 5--LEASES:

         During December 2000, the Company entered into a capital lease for certain computer equipment that expires in December 2002. The gross amount of computer equipment under the capital lease and the related accumulated depreciation were as follows:


                                                                DECEMBER 31,
                                                                   2001
                                                                ------------
                                                              (IN THOUSANDS)

         Computer equipment.............................        $   1,437
         Accumulated depreciation.......................             (780)
                                                                ---------
                                                                $     657
                                                                =========


         The Company leases space in several buildings, which is used for offices and development facilities as well as various equipment, all subject to operating leases. As of December 31, 2001, the minimum annual rental payments under the terms of non-cancelable leases, which expire at various dates through 2010, are as follows:


                                                                                             Capital          Operating
                                                                                             --------         ---------
         2002................................................................................  $643              $933
         2003................................................................................     -               922
         2004................................................................................     -               924
         2005................................................................................     -               931
         2006................................................................................     -               944
         Thereafter..........................................................................     -             1,391
                                                                                             ------            ------
         Total minimum lease payments........................................................  $643            $6,045
                                                                                                               ======
                   Less amount representing interest............................................(75)
                                                                                                 --








                   Present value of net capital lease payments..................................$568
                                                                                                ====


         Rent expense for the years ended December 31, 2001, 2000, and 1999 amounted to $0.9 million, $0.8 million, and $0.2 million, respectively.

NOTE 6--COMMITMENTS AND CONTINGENCIES:

LITIGATION:

         The Company, in the ordinary course of business, is subject to various legal proceedings. While it is impossible to determine the ultimate outcome of these matters, it is management's opinion that the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

AGREEMENTS:

         The Company has agreements with wireless network operators who act as resellers of the Company's wireless alert products and services to their customers. These contracts generally have one to three-year terms and are nonexclusive.

         The Company currently relies on two third party entities to provide the call center services for Pronto and does not currently have internal call center capabilities. The Company's reliance on these service providers involves a number of risks, including the absence of adequate capacity, reduced control over personnel availability, the ability to fund expanded operations, the long-term financial viability of these chosen vendors, and the inability to control quality and timing of delivery of services.

         During 2001, the Company entered into a software licensing arrangement with a third party requiring the Company to (1) license a certain number of telephony ports capable of speech recognition ("ports") before the end of each calendar quarter for eight consecutive quarters beginning March 31, 2002 and (2) license a certain number of cumulative ports by December 31, 2003. If the Company does not meet these license conditions then it would be obligated to pay to the software vendor the difference between the fees for the number of ports actually licensed according to a pre-defined pricing schedule and the actual fees previously paid for such ports. As of December 31, 2001 the Company's contingent obligation if such license conditions were not met would approximate $0.5 million.

         The Company maintains agreements with various content providers. The content agreements generally have one-year terms, are nonexclusive and can be canceled by either party without notice.

         The Company has a commitment with the National Broadcasting Company, Inc. to purchase additional television advertising for $1.3 million before June 30, 2002 (Note 11).

NOTE 7--RELATED PARTY TRANSACTIONS:

         The Company maintains a royalty agreement with two current stockholders of the Company. The agreements provide for the payment of royalties of 2 1/2% of gross revenues on a monthly basis, but in no event less than $3,000 per month, with a maximum aggregate payment of $6.0 million adjustable up to a maximum of $8.0 million pursuant to the agreement. Total royalties expensed under the terms of the agreement were $115,000, $117,000, and $46,000, for the years ended December 31, 2001, 2000 and 1999, respectively and aggregate $310,000 from the inception of the agreement.

         On September 10, 2001, the Company entered into a note agreement with RMU Management, LLC, ("RMU"), an entity controlled by a then member of the Company's Board of Directors. Under the terms of the note agreement, the Company agreed to lend RMU $0.5 million, for a period of one year, at an interest rate equal to the prime rate plus two percent. The note is secured by 500,000 shares of the Company's common stock owned by RMU.

NOTE 8--INCOME TAXES:

         No provision for federal or state income taxes has been made for the years ended December 31, 2001, 2000 and 1999 given the Company's loss position in each year. At December 31, 2001, the Company had net operating loss carryforwards of $61 million which expire through the year 2021. Net deferred tax assets at December 31, 2001 and 2000 have been fully reserved due to the uncertainty of realization.

         The Company's gross deferred tax assets at December 31, 2001 and 2000 were comprised of the following:



                                                         DECEMBER 31,
                                                     2001           2000
                                                     ----           ----
                                                        (IN THOUSANDS)
         GROSS DEFERRED TAX ASSET:
         Net operating loss carryforwards.......   $  23,499     $  13,401
         Other..................................         360           302
                                                   ---------     ---------
                                                      23,859        13,703
         Valuation allowance....................     (23,859)      (13,703)
                                                   ---------     ---------
         Net deferred taxes.....................   $      --     $      --
                                                   =========     =========

         Under provisions of the Tax Reform Act of 1986, if certain changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which could be utilized. Due to this potential annual limitation, the net operating loss carryforwards may expire prior to when otherwise utilizable.

NOTE 9--STOCKHOLDERS' EQUITY:

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

PREFERRED STOCK:

SERIES A CONVERTIBLE PREFERRED STOCK:

         In February 1999, the Company redeemed all 3,770 shares of its Series A convertible preferred stock and 1,885,000 shares of its common stock owned by Intelligent Investment Partners, Inc. The redemption price of the Series A preferred stock and the common stock of $8.0 million, was payable as follows:
$3.0 million in cash upon closing of the transaction and $5.0 million in a promissory note having an original maturity of February 12, 2004. The promissory note was subsequently satisfied through the issuances of the Series E and F mandatorily redeemable convertible preferred stock in the fourth quarter of 1999. In addition, a warrant to purchase 500,000 shares of the Company's common stock at a price of $3.00 per share was issued to Intelligent Investment Partners, Inc. This warrant expires February 11, 2004. This warrant has a fair value of $0.5 million which has been applied to the value of the common and preferred stock repurchased. The fair value of the warrant was determined using the Black-Scholes pricing model utilizing a volatility rate of 40%, a 5-year expected life, no expected dividends and a risk free rate of return of 5.0%. The redemption of the preferred stock in 1999 resulted in $4.2 million recorded as treasury stock, a $3.7 million charge to accumulated deficit that is included in "loss applicable to common stock" and a $0.1 million charge to additional paid-in capital.

SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In August 1996, the Company issued 1,421 shares of Series B mandatorily redeemable preferred stock to a private investor group for $879.66 per share. In connection with the issuance of the Series B mandatorily redeemable preferred stock, the investor group was granted options to purchase an additional 284 shares of Series B mandatorily redeemable preferred stock at a price of $879.66. The investor group exercised its options to purchase these 284 shares of Series B mandatorily redeemable preferred stock on February 27, 1997.

         The relative fair value of the warrants and options granted in conjunction with the Series B preferred stock of $0.1 million was recorded as a discount to the Series B preferred stock value and was being amortized as preferred stock dividends over the period until the earliest possible redemption date, which became April 6, 2000 in conjunction with the Offering. The fair value of the warrant was determined using the Black-Scholes pricing model utilizing a volatility rate of 40%, a 1-year expected life, no expected dividends and a risk free rate of return of 6.7%.

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

         In December 1999, the Company's certificate of incorporation was amended to provide for the mandatory conversion of the Series C preferred stock into common stock upon a qualified initial public offering. The Board of Directors and the stockholders, including a majority of the Series C stockholders, approved this amendment.

         These shares were converted into 1,097,000 shares of common stock on April 6, 2000, the date of our initial public offering.

SERIES D MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In August 1998, the Company converted two outstanding notes payable into Series D preferred stock and sold additional shares of Series D preferred stock to a private investor group. The notes were issued to the private investor group in June 1998. The carrying value of the notes of $0.4 million was converted into Series D preferred stock at $1,187.00 per share. A total of 843 shares of Series D preferred stock were sold at a price of $1,187.00 per share for total consideration of $1.0 million of cash and converted notes payable.

         These shares were converted into 421,500 shares of common stock on April 6, 2000, the date of our initial public offering.

SERIES E MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In February 1999, the Company sold 7,714.56 shares of Series E mandatorily redeemable convertible preferred stock to a private investor group at a price of $1,555.50 per share for a total of $12.0 million.

         On November 23, 1999, the same private investor group, in accordance with its contract with the Company, purchased an additional 1,928.64 shares of Series E mandatorily redeemable convertible preferred stock at a price of $1,555.50 per share for $3.0 million. A $3.0 million deemed dividend has been recognized as a charge to additional paid-in capital and an increase to net loss available to common shareholders for the beneficial conversion feature, calculated as the difference between the per share conversion price and the estimated fair value of the common stock into which the preferred stock is convertible, measured at the commitment date. This beneficial conversion feature is limited to the amount of the proceeds received, or $3.0 million.

         These shares were converted into 4,821,600 shares of common stock on April 6, 2000, the date of our initial public offering.

SERIES F MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         On December 22, 1999, the Company issued 8,248.33 shares of Series F mandatorily redeemable convertible preferred stock at a price of $3,960.40 per share to private investor groups. The proceeds include $24.9 million of cash investments, including $3.0 million from a related party stockholder of the Company, the conversion of a $5.0 million outstanding note payable, the conversion of a $0.3 million five-year convertible note payable and future television advertising rights. In connection with this issuance the Company recorded a beneficial conversion charge of $17.5 million, an extraordinary loss on the redemption of the two notes payable of $3.4 million and deferred advertising value of $4.3 million. These charges are calculated as the difference between the per share value of the conversion feature and the estimated fair value of the common stock at commitment date multiplied by the applicable equivalent common shares.

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


                                                                                                    DECEMBER 31,
                                                                                               2001              2000
                                                                                               ----              ----
Debt financings...................................................................             195,984           645,984
Series B preferred stock..........................................................                  --           234,465
Series C preferred stock..........................................................                  --            74,910
Services related to 1998 capital raising..........................................                  --           350,000
Series A preferred stock redemption...............................................             500,000           500,000
Series F preferred stock..........................................................             123,725           123,725
Strategic partners................................................................              55,000            55,000
                                                                                             ---------         ---------
                                                                                               874,709         1,984,084
                                                                                             =========         =========
Weighted Average exercise price per share.........................................               $4.53             $3.70
                                                                                                 =====             =====


         In December 1997, a warrant was issued to the Series B preferred stockholders, a related party, for the purchase of 234,465 shares of common stock of the Company for $3.00 per share. This warrant was issued in consideration for the Series B stockholder relinquishing its 12% cumulative dividend. This warrant expired December 31, 2001.

         In connection with the issuance of the Series C convertible preferred stock in 1997, two warrants were issued for the purchase of an aggregate of 74,910 shares of common stock for $3.00 per share. These warrants expired December 31, 2001.

         In December 1997, in connection with the issuance of a $0.2 million promissory note, a warrant was issued to the private investor for the purchase of 100,000 shares of common stock of the Company for $3.00 per share. This warrant expired December 31, 2001.

         In connection with the issuance of the Company's June 1998 notes to private investors, two warrants were issued in August 1998 to purchase an aggregate of 195,984 shares of the Company's common stock at a price of $3.00 per share, subject to adjustment. These warrants expire on July 31, 2003. The fair value of the warrant of $0.1 million was immediately recorded as interest expense in 1998.

         In consideration for assistance provided in raising capital during 1998, a warrant was issued in June 1998 to the holder of the Series B preferred stock, a related party, for the purchase of 350,000 shares of common stock for $3.50 per share. This warrant expired December 31, 2001.

         In December 1998, a warrant to purchase 150,000 shares of the Company's common stock at a price of $3.50 per share was issued to a holder of the Company's notes payable for financing provided to the Company. This warrant expired December 31, 2001.

         In February 1999, as part of the redemption price for its Series A preferred and common stock, the Company issued a warrant to purchase 500,000 shares of the Company's common stock at a price of $3.00 per share, subject to adjustment. This warrant expires on February 11, 2004. The value of this warrant of $0.5 million was included in the valuation of the treasury stock and the loss on redemption of Series A preferred stock in 1999.

         In September 1998 the Company authorized a Loan Incentive Warrant Plan. This plan has now expired. The plan provided for the issuance of warrants to purchase common stock of the Company to the holders of notes payable. In March 1999, the Company issued warrants under this plan to purchase 200,000 shares of the Company's common stock at a price of $3.50 per share. The number of warrants was determined by a formula based on the amount of the loan. These warrants were issued to short-term notes payable holders and expired on December 31, 2001. The related loans were repaid in February 1999. As a result of the issuance, the Company has recorded the fair value of the warrants of $0.1 million as a charge to interest expense in 1999.

         In conjunction with the Series F mandatorily redeemable preferred stock offering, the Company issued a warrant to purchase 123,725 shares of common stock at an exercise price of $7.92 per share, subject to adjustment, and incurred a liability of $1.6 million to an investment banking firm pursuant to a binding agreement. This fee was in consideration for acting as placement agent in connection with the Series F mandatorily redeemable preferred stock offering. The warrant, which has an exercise price of $7.92 per share, subject to adjustment, and a five year life, has been valued at $1.0 million using a Black-Scholes pricing model. Assumptions utilized included a volatility rate of 40%, a 5-year expected life, no expected dividends and a risk free rate of return of 5.8%. The value of the payment and warrants has been accounted for as issuance costs against the gross proceeds of the Series F offering in 1999.

         On March 7, 2000 and April 20, 2000, in conjunction with its December 29, 1999 agreement with NBC Interactive Media, Inc. ("NBC"), the Company entered into two-year distribution agreements with CNBC.com and MSNBC Interactive News LLC ("MSNBC"), respectively, under which the Company was granted non-exclusive licenses to distribute specific types of CNBC.com's and MSNBC's content to designated users and resellers of the Company. In consideration the Company has granted CNBC.com a warrant to purchase 10,000 shares of the Company's common stock and MSNBC a warrant to purchase 20,000 shares of the Company's common stock each at an exercise price of $10.00 per share. The warrants have three-year terms and are exercisable immediately. As part of the agreement with CNBC.com, the Company has also agreed to purchase banner advertising from CNBC.com utilizing its deferred advertising rights described in Note 11. The fair value of the warrants have been estimated at $0.2 million using a Black-Scholes option pricing model assuming a volatility of 40%, an expected term of 3 years, no expected dividends and a risk free rate of return of 5.8%. The value of the warrants will be amortized over the term of the agreements.

         On January 25, 2000, the Company entered into a two-year agreement with Sony Corporation of America, ("Sony"). This agreement provides the Company with the right to distribute content from Sony or its affiliates upon execution of distribution agreements. The Company will issue warrants to Sony to purchase 20,000 common shares at an exercise price of $10.00 per share for each content distribution agreement Sony or any of its affiliates enters into with the Company. The aggregate number of shares of common stock issuable under this contingent warrant agreement is 110,000 shares. These warrants expire three years after their issuance. The accounting treatment for these contingent warrants to be issued to Sony is prescribed by EITF 96-18. Under EITF 96-18, the measurement date for determining the fair value of these warrants would not occur until such time as an agreement is entered into between i3 Mobile and Sony or its affiliates. With the signing of a wireless content services agreement between New Technology Holdings, Inc. (InfoBeat) and the Company in May 2000, the Company issued warrants to purchase 20,000 shares to New Technology Holdings, Inc. (InfoBeat) at $10.00 per share and recorded a deferred charge of $30,000 which will be amortized over the term of the agreement. The fair value of the warrant was determined through a Black-Scholes pricing model utilizing the fair value of the Company's common stock as of the measurement date.

COMMON STOCK RESERVED:

         The Company has reserved shares of common stock as follows:

                                                           DECEMBER 31,
                                                     2001               2000
                                                     ----               ----

         Stock options....................         2,953,783         2,162,075
         Stock warrants...................           875,065         1,984,084
                                                   ---------         ---------
                                                   3,828,848         4,146,159
                                                   =========         =========

NOTE 10--STOCK INCENTIVE PLANS:

         The Company's 1995 Stock Incentive Plan provides for the issuance of up to 1,014,000 shares of common stock outstanding through the granting of stock options to employees, officers, consultants and directors. The board of directors has complete authority to determine awards and establish the exercise price based on the Board's estimate of fair value provided that the exercise price of the stock option was no less than the fair value of a share of common stock on the date of grant, and the exercise price of a stock option granted to an employee who owns more than 10% of the common stock will be no less than 110% of the fair value of a share of common stock on the date of grant. Such option grants vest over a period of four to five years.

         On February 9, 2000, the Board of Directors adopted the 2000 Stock Incentive Plan, certain terms of which were subsequently amended on November 19, 2000 and May 23, 2001. This plan provides for the issuance of up to 2,865,645 shares of common stock through the granting of stock options to employees, officers, consultants and directors. The option exercise price will be determined by the Board and may be equal to or greater than the fair market value of a share of the Company's common stock on the date of grant. The plan limits the number of options issued to any one employee in one fiscal year to 750,000.

         The following table describes the Company's stock option activity:

                                                                                                           WEIGHTED AVERAGE
                                                                                    WEIGHTED AVERAGE         FAIR VALUE OF
                                                                  NUMBER OF          EXERCISE PRICE         OPTIONS GRANTED
                                                                   OPTIONS              PER SHARE              PER SHARE
                                                                   -------              ---------              ---------
         Outstanding at January 1, 1999......................           385,150          $    1.59
         Granted.............................................           540,500          $    2.74             $    5.38
         Canceled............................................           (11,650)         $    2.37
                                                                ---------------
         Outstanding at December 31, 1999....................           914,000          $    2.71
         Granted.............................................         1,620,250          $    8.17             $    2.53
         Canceled............................................          (260,500)         $    8.24
         Exercised...........................................          (111,675)         $    1.51
                                                                ---------------
         Outstanding at December 31, 2000....................         2,162,075          $    6.27
         Granted.............................................         1,753,998          $    2.96             $    1.53
         Canceled............................................          (879,990)         $    3.29
         Exercised...........................................           (82,300)         $    1.42
                                                                ---------------
         Outstanding at December 31, 2001....................         2,953,783          $    4.60
                                                                ===============


         The following summarizes the outstanding and exercisable options under the Plan as of December 31, 2001:

                                           OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                           -------------------                                  -------------------
                                                WEIGHTED             WEIGHTED                                WEIGHTED
                                                 AVERAGE              AVERAGE                                 AVERAGE
                              NUMBER            REMAINING            EXERCISE             NUMBER             EXERCISE
EXERCISE PRICE              OUTSTANDING          LIFE                 PRICE            OUTSTANDING            PRICE
--------------              -----------          ----                 -----            -----------            -----
                                               (IN YEARS)
      $0.30-$  2.37            809,130               8.4           $    1.78                 120,000       $       2.02
      $2.40-$  4.00            792,375               8.9           $    2.96                 229,875       $       3.48
      $4.25-$  7.92            949,845               8.9           $    6.59                 381,549       $       5.87






  $8.00- $18.75                402,433               8.8           $   10.36                  87,068       $      14.10
                          ------------                                               ---------------
                             2,953,783                                                       818,492
                          ============                                               ===============


         For all options granted in 2001 and 2000, the exercise price equaled the fair value of the common stock on the date of grant. In 1999, options granted with an exercise price equal to fair value of the common stock had a weighted-average exercise price of $2.42. Options granted with an exercise price below the fair value had a weighted average exercise price and weighted-average fair value of $3.96 and $6.66 per share, respectively.

         If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS 123, pro forma results of operations would be as follows:


                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                     2001                  2000                 1999
                                                                     ----                  ----                 ----
         Loss applicable to common stock:
             As reported.....................................    $   (28,465)        $    (25,405)         $   (36,870)
             Pro forma under FAS 123.........................        (33,124)             (27,463)             (37,062)
         Basic and diluted net loss per share:
             As reported.....................................    $     (1.25)        $      (1.39)         $    (6.43)
             Pro forma under FAS 123.........................    $     (1.65)        $      (1.50)         $    (6.46)



         The estimated fair value at date of grant for options granted for the year ended December 31, 2001 ranged from $0.41 to $2.23. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                   2001             2000          1999
                                                                                   ----             ----          ----
         Risk free interest rate...............................................      4.4%           4.9%            5.80%
         Expected dividend yield...............................................        0              0                0
         Expected life of option (years).......................................      4.0            4.0             4.33
         Expected volatility...................................................     69.8%          63.0%           28.83%


         As additional options are expected to be granted in future years and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Deferred compensation of $1.6 million and $0.8 million was recorded for the years ended December 31, 2000 and 1999, respectively. This represents compensation expense that will be recognized over the remaining vesting period. Compensation expense of $0.4 million, $0.7 million and $0.3 million was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 11--DEFERRED ADVERTISING:

         As part of the Series F mandatorily redeemable convertible preferred stock offering, the Company entered into an agreement with National Broadcasting Company, Inc., "NBC". Under the agreement,

NBC provides television advertising rights to the Company in exchange for 631.25 shares of Series F mandatorily redeemable preferred stock issued to NBC Interactive Media, Inc. in December 1999 (the preferred stock has since been converted to 4,124,165 shares of common stock). This advertising can be broadcast on NBC, NBC's owned and operated television stations or CNBC. The term of the agreement was two years, effective January 1, 2000 as amended on December 31, 2001. The terms of the amendment provided that NBC extend the timeframe by which the Company can use the advertising rights to March 31, 2002 in exchange for the Company's commitment to purchase for cash approximately $1.3 million of additional television spots before June 30, 2002. The Company has accounted for these services as deferred advertising at the fair value of the Series F mandatorily redeemable preferred shares exchanged for the advertising rights of $4.3 million. These advertising rights are amortized to expense as the advertising is used by the Company and amounted to $1.1 million and $0.9 million for the years ended December 31, 2001 and 2000, respectively.

NOTE 12--EMPLOYEE SAVINGS PLAN 401(K):

On January 1, 1999, the Company started a 401(k) savings plan under which it matches employee contributions at 50% up to the first 6% of their contribution. Employees may elect to participate in the plan provided they are an employee at-will. The Company's contribution to the 401(k) plan during the years ended December 31, 2001 and 2000 was $0.2 million and there was no employee match in 2000.

NOTE 13-- STOCK REPURCHASE PLAN:

         On April 16, 2001, the Company announced that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this repurchase program, such purchases will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes. As of December 31, 2001, 0.3 million shares have been repurchased by the Company at a weighted average repurchase price of $2.12.

NOTE 14--REDUCTION IN WORKFORCE:

         During the fourth quarter of 2000, the Company reduced its workforce by approximately 20% and recorded a $1.0 million restructuring charge. As of December 31, 2001, all termination benefits were paid to these employees as a result of the workforce reduction.

NOTE 15--SUMMARIZED QUARTERLY DATA (UNAUDITED)

         The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2001 and 2000 is as follows (in thousands, except per share data):


                                                         1ST QUARTER         2ND QUARTER       3RD QUARTER      4TH QUARTER
                                                         -----------        -------------      -----------      -----------
         2001
         Revenue.....................................    $   1,333          $   1,349          $      989        $     927
         Net loss....................................       (4,694)            (6,471)             (7,676)          (9,625)
         Loss applicable to common stock.............       (4,694)            (6,471)             (7,676)          (9,625)
         Loss per share--basic and diluted...........    $   (0.21)         $   (0.28)         $    (0.34)       $   (0.43)
         2000
         Revenues....................................    $     910          $   1,106          $    1,448        $   1,030
         Net loss....................................       (3,626)            (3,390)             (5,823)          (9,737)
         Loss applicable to common stock.............       (6,311)            (3,534)             (5,823)          (9,737)
         Loss per share--basic and diluted...........    $   (1.09)         $   (0.16)         $    (0.26)       $   (0.43)


                                                                      SCHEDULE I

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of i3 Mobile, Inc.:


Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing in this Annual Report on the Form 10-K of i3 Mobile, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Stamford, Connecticut
January 28, 2002

                                                                     SCHEDULE II


                                 i3 MOBILE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

         Allowance for doubtful accounts:
         Balance, January 1, 1999....................................................................       110,000
         Provision...................................................................................       131,000
         Charge-offs.................................................................................       (98,000)
                                                                                                         ----------
         Balance, December 31, 1999..................................................................       143,000
         Provision...................................................................................        30,000
         Charge-offs.................................................................................       (64,000)
                                                                                                         ----------
         Balance, December 31, 2000..................................................................    $  109,000
         Provision...................................................................................       135,000
         Charge-offs.................................................................................       (96,000)
                                                                                                         ----------
         Balance, December 31, 2001..................................................................    $  148,000
                                                                                                         ==========