Form 10-Q
period 2002-03-31
I3 MOBILE INC
filed 2002-05-13
CIK 1045597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended March 31, 2002
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period from ____________________  to  _________________

                         Commission File Number 0-18299



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

                               Yes_X__ No ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
     Class                                     May 7, 2002
     -----                                     --------------
Common Stock, Par Value $.01                    20,860,232
                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS









                         PART I - Financial Information

Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 2002 and
  December 31, 2001...........................................................    3

Consolidated Statement of Operations for the Three
  Months Ended March 31, 2002 and 2001........................................    4

Consolidated Statement of Cash Flows for the Three
  Months Ended March 31, 2002 and 2001........................................    5

Notes to Consolidated Financial Statements....................................    6



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................    8

Item 3. - Quantitative and Qualitative Disclosures about Market Risk..........   18


                           Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K....................................   19

Signatures....................................................................   20

                                  i3 MOBILE, INC.

                            CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              March 31,     December 31,
                                                                 2002          2001
                                                            ------------   -------------
                                                             (UNAUDITED)      (NOTE)
                           ASSETS

Current assets:
  Cash and cash equivalents................................... $  44,853     $  52,612
  Accounts receivable, net of allowances......................       580           651
  Deferred advertising .......................................        19         2,245
  Prepaid expenses and other current assets...................       631           749
                                                               ---------     ---------
         Total current assets.................................    46,083        56,257
  Fixed assets, net ..........................................    10,257        11,423
  Deposits and other non-current assets.......................       598           778
                                                               ---------     ---------
         Total assets......................................... $  56,938     $  68,458
                                                               =========     =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................ $     765     $   1,827
  Accrued liabilities ........................................     2,903         3,363
  Capital lease obligation, current portion ..................       413           568
                                                               ---------     ---------
         Total liabilities....................................     4,081         5,758

Stockholders' equity:
  Preferred stock; 50,000 shares authorized, none
    issued....................................................        --            --
  Common stock; $.01 par value, 50,000,000 shares authorized,
    24,805,640 and 24,788,740 shares issued...................       248           248
  Additional paid-in capital..................................   166,986       166,919
  Notes receivable from stockholder ..........................      (500)         (500)
  Deferred compensation.......................................       (95)         (133)
  Accumulated deficit.........................................  (108,803)      (98,871)
  Treasury stock at cost, 2,240,800 and 2,230,800 shares......    (4,979)       (4,963)
                                                               ---------     ---------
         Stockholders' equity ................................    52,857        62,700
                                                               ---------     ---------
         Total liabilities and stockholders'
           equity ............................................ $  56,938     $  68,458
                                                               =========     =========






NOTE: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

                               i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                  March 31,  March 31,
                                                                    2002       2001
                                                                ----------   ---------
                                                                      (UNAUDITED)

Net revenue.....................................................   $   911    $ 1,333
                                                                   -------    -------

Expenses:
  Operating ....................................................     1,696      1,018
  Sales and marketing ..........................................     3,781      1,322
  Product development ..........................................     1,469      1,121
  General and administrative ...................................     4,106      3,707
                                                                   -------    -------
Total expenses..................................................    11,052      7,168
                                                                   -------    -------
Operating loss..................................................   (10,141)    (5,835)
Interest income, net............................................      (209)    (1,141)
                                                                   -------    -------
Net loss........................................................    (9,932)    (4,694)
                                                                   =======    =======

Net loss per share - basic and diluted..........................   $ (0.44)   $ (0.21)
                                                                   =======    =======
Shares used in computing net loss per share.....................    22,568     22,830
                                                                   =======    =======










See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                       THREE MONTHS ENDED
                                                                     ----------------------
                                                                      March 31,   March 31,
                                                                        2002        2001
                                                                     ---------    ---------
                                                                           (UNAUDITED)

Cash flows from operating activities:

  Net loss..........................................................   $(9,932)   $(4,694)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation ...................................................     1,498        940
    Non-cash stock compensation charges ............................        61        141
Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable....................        71       (397)
      Decrease in deferred advertising..............................     2,226         -
      Decrease (increase) in other assets...........................       325         (7)
      (Decrease) in accounts payable................................    (1,062)    (1,460)
      (Decrease) in accrued liabilities.............................      (460)    (1,106)
                                                                       -------    -------
Net cash (used) in operating activities.............................    (7,273)    (6,583)
                                                                       -------    -------
Investing activities:
    Purchase of fixed assets........................................      (332)      (750)
                                                                       -------    -------
Net cash (used) in investing activities.............................      (332)      (750)
                                                                       -------    -------
Financing activities:
  Payments on capital lease obligations.............................      (155)      (205)
  Proceeds from exercise of stock options...........................        17          7
  Repurchase of common stock........................................       (16)         -
  Repayments of notes receivable - related parties..................         -          4
                                                                       -------    -------
Net cash (used) in financing activities.............................      (154)      (194)
                                                                       -------    -------
Decrease in cash and cash equivalents...............................    (7,759)    (7,527)
Cash and cash equivalents at beginning of period....................    52,612     84,900
                                                                       -------    -------
Cash and cash equivalents at end of period..........................   $44,853    $77,373
                                                                       =======    =======










See accompanying notes to consolidated financial statements.

                             i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - COMPANY OVERVIEW:

         i3 Mobile, Inc., "i3" or the "Company", was incorporated in Delaware on June 28, 1991. During 2001, the Company evolved from a company that distributed customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that it believes is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, is being marketed directly to consumers and delivers information on demand 24 hours a day, combining the service of a mobile concierge with the power of voice recognition technology.

         Pronto provides telephone users with information accessible through the Company's live operators and proprietary, automated flat menu voice recognition system. The Company's live operators provide its subscribers with services such as making restaurant reservations and providing driving directions. The Company's live operators are also available to answer questions outside the scope of its automated voice recognition system, and can assist subscribers if the automated voice recognition system cannot properly answer the request. The Company's automated content currently features news, stock quotes, sports, weather, movie reviews and schedules and leisure categories such as horoscopes and lottery results. The Company's content is automatically accessible in an "ask a question/get an answer" format.

         The Company also offers wireless alert products in many different categories for mobile device consumers. These "Powered by i3 Mobile" products are sold primarily through relationships with wireless network operators on a subscription basis.

LIQUIDITY:

         The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the three months ended March 31, 2002, the Company incurred a loss from operations of approximately $10.1 million and negative cash flows from operations of $7.3 million. As of March 31, 2002, the Company had an accumulated deficit of approximately $108.8 million. Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to brand development, marketing and other promotional activities, expansion of product offerings and development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased significantly. Future failures to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

NOTE 2 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made for consistent presentation.

NOTE 3 - SIGNIFICANT CUSTOMERS:

         During the periods ending March 31, 2002 and March 31, 2001, the Company had two wireless network operator customers for its legacy wireless alert product, which combined, accounted for approximately 80% and 64%, respectively of its total net revenues. During April 2002, the Company received notice from it's largest wireless network operator customer, who accounted for 62% of net revenues for the three month period ending March 31, 2002, that it will be terminating its legacy wireless alert product with the Company effective December 31, 2002.

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         The Company maintained an allowance for doubtful accounts of $0.1 million at March 31, 2002 and December 31, 2001, respectively.

NOTE 5 - STOCK REPURCHASE PLAN:

         On April 16, 2001, the Company issued a press release announcing that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this repurchase program, such purchases will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes. As of March 31, 2002, and December 31, 2001, 0.4 million shares and $0.3 million shares have been repurchased by the Company under this plan at a weighted average repurchase price of $2.10 per share and $2.12 per share, respectively.

NOTE 6 - SUBSEQUENT EVENTS:

         During April 2002 the Company announced it had repurchased 1.5 million shares of the Company's common stock, at $1.10 per share, from Keystone Ventures IV, L.P. and Keystone Ventures V, L.P., which had purchased the shares in a private placement prior to the Company's April 2000 initial public offering. In addition, the Company also repurchased 0.2 million shares of its common stock from a former member of the Company's Board of Directors, also at $1.10 per share. With the completion of these transactions, the outstanding shares of i3 Mobile have been reduced by 7.5% to approximately 20.9 million shares.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
--------------------------------------------------------------------------------

     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in this document and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in our annual report on Form 10-K for the year ended December 31, 2001, and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained in such Form 10-K.

OVERVIEW

         Since our inception in June 1991 until 2001, our business was comprised of distributing customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand. During 2001, we evolved from a company that distributed customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that we believe is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, is being marketed directly to consumers and delivers information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology. The results of operations discussed below primarily relate to the operation of our legacy business, since our Pronto service has not yet generated significant revenues.

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

         Pronto was test marketed in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001. While currently available on a national basis, we have begun a coordinated national marketing campaign for Pronto during the second quarter of 2002. As of March 31, 2002 we had approximately 1,100 paying subscribers on our Pronto service.

         We anticipate that our financial results for the remainder of 2002 and during the first half of 2003 will be principally driven by our ability to properly allocate the extent and timing of our limited cash resources to the enhancement of the capacity of the Pronto service call center infrastructure, technology development and to our national marketing and other customer acquisition efforts. The application of these resources must be coordinated with and take into account the projected rate of growth of our Pronto service subscriber base and the pricing assumptions in our business model. Based on our test marketing to date, management has made significant estimates regarding the anticipated growth of our subscriber base, taking into account many variables, certain of which are outside our control. These variables include growth in the market for wireless services, customer demand for our products and services, the efficacy of our marketing efforts (particularly our national campaign in 2002), and the reliability and speed of our technology infrastructure and live operator service. We may decide to expand the capabilities of our existing call center arrangement, acquire a call center operation, or establish our own call center; each of these choices would require significantly different levels of funding. This decision will be influenced, in part, by the projected and actual rate of growth in the Pronto service subscriber base and related revenue growth. Our business model requires expanding and improving the technology and call center capabilities in order to properly service anticipated increased usage by a growing subscriber base, and if our subscriber base does not grow at projected rates, or our pricing assumptions are incorrect, then our up front expenses, including our decision regarding call center alternatives, will exceed our revenues by amounts greater than currently anticipated, accelerating our projected losses and putting additional pressure on our cash resources.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

         Net Revenue. Net revenue decreased 32% to $0.9 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. This decrease was attributable to a $0.2 million decrease in subscription revenues from wireless network operators as well as $0.2 million of non-recurring development revenues recognized during the 2001 period. We would anticipate that subscription revenues from this legacy product will continue to decrease substantially in the future as we de-emphasize this product and implement our Pronto service. During April 2002, we received notice from our largest wireless network operator customer, who accounted for 62% of net revenues for the three month period ending March 31, 2002, that it will be terminating its legacy wireless alert product with us effective December 31, 2002.

         Operating Expenses. Operating expenses increased by 67% to $1.7 million for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. The increase was primarily attributed to the cost of expanding our live operator, customer service and customer acquisition costs in connection with the marketing of Pronto in the 2002 period. During 2002, we will continue to incur substantial operating expenses relating to our various Pronto-related call center requirements.

         Sales and Marketing Expenses. Sales and marketing expenses increased by 292% to $3.8 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. The increase from the March 31, 2001 period is primarily attributable to our utilization of non-cash media credits with the National Broadcasting Company, Inc. which reduced our deferred advertising asset, amounting to $2.2 million of expense. By June 30, 2002, in addition to other sales and marketing expenses we may incur, we are contractually obligated to purchase for cash approximately $1.3 million in television advertising from the National Broadcasting Company, Inc., which advertising may appear on the NBC or CNBC television networks and/or on NBC's owned and operated television stations.

         Product Development Expenses. Product development expenses increased by 31% to $1.5 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. The increase was primarily as a result of labor and related costs resulting from the ongoing refinement and enhancement of Pronto.

         General and Administrative Expenses. General and administrative expenses increased by 11% to $4.1 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001. This increase from the March 31, 2001 period was primarily attributable to depreciation which increased $0.6 million as compared to the prior year quarter due to our capital investing activities undertaken in 2001.

         Interest Income, Net. Net interest income was $0.2 million for the three months ended March 31, 2002 as compared to $1.1 million for the three months ended March 31, 2001. The decrease was attributable to a lower amount of funds invested in the 2002 period as compared to 2001 as well as lower average returns on investments due to a general decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through March 31, 2002.

         Net cash used in operating activities was $7.3 million for the three months ended March 31, 2002 and $6.6 million for the three months ended March 31, 2001. The principal use of cash in each of these periods was to fund our losses from operations.

         We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We anticipate utilizing our cash and cash equivalents to fund expected losses from operations and to invest in systems development to further refine our content delivery and business systems support. Specifically, we anticipate such utilization to include national advertising campaigns and other subscriber acquisition efforts as well as operating expenses associated with our Pronto product offering, including call center, live operator and associated expenses, ongoing refinement of our speech recognition technology, and expanded content acquisition. We anticipate our overall cash expenditures in 2002 will exceed the total cash used in 2001. The anticipated cash expenditures for the remainder of 2002 include approximately $2.4 million of non-cancelable commitments. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions. Because we are in the process of transforming our business model to focus on the direct to consumer nationwide marketing of the Pronto suite of services, and intend, during 2002, to de-emphasize our legacy wireless alert product offering, we anticipate that our historical source of revenues will diminish, and that we will incur negative operating margins through most of 2002 and net losses throughout 2002 and early 2003 as we incur significant marketing, sales and development expenses in connection with Pronto. While we anticipate that revenues from Pronto will eventually replace and exceed those from our legacy wireless alert business, there can be no assurance of this occurrence. In addition, we may not generate revenues at levels sufficient to cover anticipated expenses, resulting in ongoing net losses and depletion of our cash resources. In such event, we would need to seek and obtain additional financing; there can be no assurance we will be able to do so on favorable terms, or at all. Future failures to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

         Net cash used in investing activities was $0.3 million for the three months ended March 31, 2002 and $0.8 million for the three months ended March 31, 2001. The principal use of cash in each of these periods relates primarily to purchases of fixed assets.

         Net cash used in financing activities was $0.2 million for the three months ended March 31, 2002 and March 31, 2001, respectively. The principal use of cash in each of these periods was for the repayment of certain capital lease obligations.

     As of March 31, 2002, we had cash and cash equivalents of $44.9 million.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future operating results, including, without limitation, the growth rate of the market for wireless products, consumer awareness of our products, the progress and cost of development of our products and services, the timing and market acceptance of those products and services, our ability to manage our cash resources until we are able to generate revenues and profitable operations from our Pronto product, our history of losses, competitive economic conditions, and general economic factors. We have incurred significant operating losses since our inception. There can be no assurance that we will be able to achieve or maintain profitability in the future. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         Before deciding to invest in i3 Mobile or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. Additional risks and uncertainties not presently known to us may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

         WE HAVE A NEW PRODUCT AND BUSINESS MODEL, WHICH MAKES PREDICTIONS OF OUR FUTURE RESULTS OF OPERATIONS DIFFICULT.

         During 2001 we initiated our current business model involving offering subscription-based voice-activated premium wireless content and services, and in the fall of 2001 we launched local consumer testing of our current "Pronto" service offering. Our formal national marketing and sales campaign for Pronto has only commenced earlier during the second quarter of 2002. Due to our new product offering and business model, and evolving consumer preferences in our industry, it is difficult or impossible to predict our future results of operations. Investors must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in rapidly evolving and intensely competitive markets requiring significant capital expenditures such as those in which we are engaged.

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

         A high percentage of our expenses are, and will continue to be, fixed. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. We expect to continue to incur increasing levels of expenses for research and development, sales and marketing, call center operation, customer support, developing distribution channels and general and administrative expenses as we seek to increase our product and service offerings, expand into new markets and launch our national campaign for our Pronto service. In particular, given our early stage of development, our significant operating expenses, the rate at which consumers subscribe to Pronto, and the rate at which competition in our industry is intensifying, we may not be able to maintain adequate operating margins. Our ability to achieve and sustain profitability will depend on the accuracy of our expense projections and revenue growth projections and on our ability to generate and sustain substantially higher revenue, while maintaining reasonable cost and expense levels, as we seek to increase our product offerings, customer base, geographic reach and technological advantages. As a result, if we fail to increase our revenue, or if we experience delays in generating revenue, we would incur continuing substantial operating losses. We do not anticipate achieving profitability for the remainder of 2002 and into 2003.

         THE ACCURACY OF OUR SUBSCRIBER BASE AND EXPENSE PROJECTIONS ARE CRITICAL TO OUR PROFITABILITY.

         We anticipate that our financial results for the remainder of 2002 and during the first half of 2003 will be principally driven by our ability to properly allocate the extent and timing of our limited cash resources to the enhancement of the capacity of the Pronto service call center infrastructure, technology development and to our national marketing and other customer acquisition efforts. The application of these resources must be coordinated with and take into account the projected rate of growth of our Pronto service subscriber base and the pricing assumptions in our business model. Based on our test marketing to date, management has made significant estimates regarding the anticipated growth of our subscriber base, taking into account many variables, certain of which are outside the Company's control. These variables include customer demand for our products and services, the efficacy of our marketing efforts (particularly our national campaign in 2002), and the reliability and speed of our technology infrastructure and live operator service. We may decide to expand the capabilities of our existing call center arrangement, acquire a call center operation, or establish our own call center; each of these choices would require significantly different levels of funding. This decision will be influenced, in part, by the projected and actual rate of growth in the Pronto service subscriber base and related revenue growth. Our business model requires expanding and improving the technology and call center capabilities in order to properly service anticipated increased usage by a growing subscriber base, and if our subscriber base, which as of March 31, 2002 was approximately 1,100 subscribers, does not grow at projected rates, or our pricing assumptions are incorrect, then our up front expenses, including our decision regarding call center alternatives, will exceed our revenues by amounts greater than currently anticipated, exacerbating our projected losses and putting additional pressure on our cash resources.

         OUR RELIANCE ON CERTAIN SUPPLIERS AND VENDORS COULD ADVERSELY AFFECT OUR ABILITY TO PROVIDE OUR PRONTO BRAND SERVICES TO OUR SUBSCRIBERS ON A TIMELY AND COST-EFFICIENT BASIS.

         We currently rely on iNetNow, Inc. and Abacus Communications LLC to provide the call center services for our products, and on Voxeo Corporation to host our voice recognition application. We do not currently have internal call center capabilities. The initial term of our agreement with iNetNow expired on April 30, 2002 and is currently on automatic monthly renewals until October 31, 2002, unless earlier terminated. Our agreement with Abacus expires on September 20, 2002 with automatic annual renewals unless earlier terminated. Our agreement with Voxeo expires on September 30, 2002 with automatic annual renewals unless earlier terminated. Our reliance on these service providers involves a number of risks, including the long-term financial viability of these chosen vendors, and the inability to control quality and timing of delivery of services. If iNetNow, Inc., Abacus Communications LLC or Voxeo Corporation are unable or unwilling to continue supporting our products in required volumes and at high quality levels, or if these agreements are terminated, we will have to identify, qualify and select acceptable alternative service providers. Significant interruptions may result as it is possible that an alternate source may not be available to us when needed or be in a position to satisfy our requirements at acceptable prices and quality. Although none of iNetNow, Abacus or Voxeo have indicated to us that they will terminate our agreements, nor do we have reason to believe that they will, they have the right to do so later in 2002. There can be no assurance we will be able avoid termination of these agreements. Any significant interruption in call center, customer phone service or voice recognition operations would result in us having to reduce our support of our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. We may not be able to effectively manage our relationships with our call center service providers and they may not meet our future requirements for quality.

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

         We plan to invest a significant amount of our resources to develop, market and support our products and services, particularly in connection with the national launch of Pronto. Accordingly, our success will depend on our ability to generate sufficient revenue from sales of these products and services to offset the expenses associated with developing, marketing and supporting them, as well as the expenses of establishing our new call center. There are many risks that we face in doing so. In particular, we will need to improve the reliability of our voice recognition system to reduce the number of calls that fail over to the live operator for basic requests of news, sports and weather. Additionally, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. Accordingly, if our products and services do not quickly achieve market acceptance, they may become obsolete before we have generated enough revenue from their sales to realize a sufficient return on our investment.

         As a result, we expect to incur significant expenses and losses for the remainder of 2002 and into 2003. If we incur substantial development, sales and marketing expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations would be materially adversely affected.

         IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE OUR SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES.

         We may not have sufficient capital to fund our operations and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. The speed at which we utilize our available capital is likely to increase substantially as we launch Pronto nationally on a direct-to-consumer basis. We expect that the cash we receive through our operations and our currently available cash resources will be sufficient to meet our working capital and capital expenditure needs for the at least the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on acceptable terms, if at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of existing shareholders will be reduced. If we incur debt, the debt will rank senior to our common shares, we will incur debt service costs and we will likely have to enter into agreements that will restrict our operations in some respects and our ability to declare dividends to the holders of our common shares.

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

         INSIDERS OWN A LARGE PERCENTAGE OF OUR STOCK, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL AND MAY NEGATIVELY AFFECT YOUR INVESTMENT.

         As of March 31, 2002, our officers, directors and affiliated persons beneficially owned approximately 42% of our voting securities. J. William Grimes, our Chairman, beneficially owned approximately 21% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants which provide for accelerated vesting upon a change in control if their employment is actually or constructively terminated as a result. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

         As of March 31, 2002 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2002 has been estimated at approximately $0.4 million or approximately 1% of budgeted net loss for each 1% change in interest rates.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None.

       (b)  Reports on Form 8-K

            None.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2002



                                    i3 MOBILE, INC.



                                    By: /s/ Edward J. Fletcher
                                        --------------------------------
                                        Senior Vice President of Finance