Form 10-Q
period 2002-06-30
I3 MOBILE INC
filed 2002-08-14
CIK 1045597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
     Class                                        August 13, 2002
     -----                                         --------------
Common Stock, Par Value $.01                         20,471,360
                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS









                         PART I - Financial Information


Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheet as of June 30, 2002 and
  December 31, 2001.....................................................    3

Consolidated Statement of Operations for the Three and Six
  Months Ended June 30, 2002 and 2001...................................    4

Consolidated Statement of Cash Flows for the Six
  Months Ended June 30, 2002 and 2001...................................    5

Notes to Consolidated Financial Statements..............................    6



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    8

Item 3. - Quantitative and Qualitative Disclosures about Market Risk....   20



                           Part II - Other Information

Item 2. - Changes in Securities and Use of Proceeds ....................   20

Item 4. - Submission of Matters to a Vote of Security Holders ..........   20

Item 6. - Exhibits and Reports on Form 8-K..............................   21

Signatures..............................................................   22
                                 i3 MOBILE, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       June 30,         December 31,
                                                                         2002               2001
                                                                      ----------         -----------
                                                                     (UNAUDITED)           (NOTE)
                           ASSETS
Current assets:
  Cash and cash equivalents....................................        $  34,375         $  52,612
  Accounts receivable, net of allowances.......................              482               651
  Deferred advertising.........................................                -             2,245
  Prepaid expenses and other current assets....................            1,162               749
                                                                       ---------        ----------
         Total current assets..................................           36,019            56,257
  Fixed assets, net ...........................................            9,100            11,423
  Deposits and other non-current assets........................              540               778
                                                                       ---------        ----------
         Total assets..........................................        $  45,659         $  68,458
                                                                       =========        ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................       $    1,005         $   1,827
  Accrued liabilities .........................................            5,719             3,363
  Capital lease obligation, current portion ...................              258               568
                                                                       ---------        ----------
         Total liabilities.....................................            6,982             5,758

Stockholders' equity:
  Preferred stock; $.01 par value per share, 50,000 shares
authorized, none issued........................................               --                --
  Common stock; $.01 par value per share, 75,000,000 shares
authorized, 24,805,640 and 24,788,740 shares issued ...........              248               248

  Additional paid-in capital...................................          166,986           166,919
  Notes receivable from stockholder ...........................             (500)             (500)
  Deferred compensation........................................              (68)             (133)
  Accumulated deficit..........................................         (120,852)          (98,871)
  Treasury stock at cost, 4,334,280 and 2,230,800 shares ......           (7,137)           (4,963)
                                                                       ---------        ----------
         Stockholders' equity .................................           38,677            62,700
                                                                       ---------        ----------
         Total liabilities and stockholders' equity............        $  45,659        $   68,458
                                                                      ==========      ============



NOTE: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             --------------------          ------------------
                                                           June 30,       June 30,      June 30,        June 30,
                                                             2002           2001          2002            2001
                                                           --------       --------      --------        --------
                                                                  (UNAUDITED)                  (UNAUDITED)
Net revenue...........................................     $    788        $ 1,349      $  1,699       $  2,682
                                                           --------        -------      --------       --------
Expenses:
         Operating.....................................       1,859            907         3,557          1,784
         Sales and marketing...........................       5,695          1,398         9,496          2,720
         Product development...........................       1,379          2,307         2,858          3,428
         General and administrative....................       4,099          3,970         8,173          7,818
                                                           --------        -------      --------       --------
Total expenses........................................       13,032          8,582        24,084         15,750
                                                           --------        -------      --------       --------
Operating loss........................................      (12,244)        (7,233)      (22,385)       (13,068)
Interest income, net..................................         (195)          (762)         (404)        (1,903)
                                                           --------        -------      --------       --------
Net loss..............................................     $(12,049)       $(6,471)     $(21,981)      $(11,165)
                                                           ========        =======      ========       ========
Net loss per share - basic and diluted ...............     $  (0.57)       $ (0.28)     $  (1.01)      $  (0.49)
                                                           ========        =======      ========       ========
Shares used in computing net loss per share ..........       21,018         22,766        21,789         22,798
                                                           ========        =======      ========       ========















See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                -----------    -----------
                                                                                 June 30,        June 30,
                                                                                   2002            2001
                                                                                -----------    -----------
                                                                                (UNAUDITED)    (UNAUDITED)
Cash flow from operating activities:
     Net loss...........................................................          $(21,981)      $(11,165)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation.......................................................             3,034          1,989
     Non-cash stock compensation charges................................               108            293
 Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.........................               169           (226)
     Decrease in deferred advertising...................................             2,245             --
     (Increase) in other assets.........................................              (168)          (441)
     (Decrease) in accounts payable.....................................              (822)          (567)
     Increase (decrease) in accrued liabilities.........................             2,356         (1,004)
                                                                                  --------       --------
Net cash (used) in operating activities.................................           (15,059)       (11,121)
                                                                                  --------       --------
Investing activities:
     Purchase of fixed assets...........................................              (711)        (3,333)
                                                                                  --------       --------
Net cash (used) in investing activities.................................              (711)        (3,333)
                                                                                  --------       --------
Financing activities:
     Payments on capital lease obligations..............................              (310)          (409)
     Proceeds from exercise of stock options............................                17             55
     Repayments of notes receivable - related parties...................                --             (4)
     Repurchase of common stock ........................................            (2,174)          (320)
                                                                                  --------       --------
Net cash (used) in financing activities.................................            (2,467)          (678)
                                                                                  --------       --------
Decrease in cash and cash equivalents...................................           (18,237)       (15,132)
Cash and cash equivalents at beginning of period........................            52,612         84,900
                                                                                  --------       --------
Cash and cash equivalents at end of period..............................          $ 34,375       $ 69,768
                                                                                  ========       ========












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


LIQUIDITY:

         The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the six months ended June 30, 2002, the Company incurred a loss from operations of approximately $22.4 million and negative cash flows of approximately $18.2 million. As of June 30, 2002, the Company had an accumulated deficit of approximately $120.9 million. Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs ongoing costs and expenses related to brand development, marketing and other promotional activities, expansion of product offerings and development of relationships with other businesses. During July 2002, the Company began the implementation of certain cost savings measures to manage working capital. These included a reduction of television marketing and other initiatives, a transition of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of its content relationships, and a reduction of approximately 10% of its workforce. The reduction of workforce will result in a $0.4 million charge to the Company's results of operations in the third quarter of 2002. Certain of these costs could be further reduced if working capital continues to decrease significantly. Future failures to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.


NOTE 2 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made for consistent presentation.


NOTE 3 - SIGNIFICANT CUSTOMERS:

         During the six months ended June 30, 2002 and June 30, 2001, the Company had two wireless network operator customers for its legacy wireless alert product, which combined, accounted for approximately 75% of its total net revenues for both periods. During April 2002, the Company received notice from its largest wireless network operator customer, who accounted for 56% of net revenues for the six month period ending June 30, 2002, that it will be terminating its legacy wireless alert product with the Company effective December 31, 2002.


NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         The Company maintained an allowance for doubtful accounts of $0.1 million at June 30, 2002 and December 31, 2001, respectively.


NOTE 5 - STOCK REPURCHASES:

         On April 16, 2001, the Company issued a press release announcing that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this repurchase program, such purchases will be made from time to time in the open market, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes. As of June 30, 2002, and December 31, 2001, 0.4 million shares and 0.3 million shares have been repurchased by the Company under this plan at a weighted average repurchase price of $1.86 per share and $2.12 per share, respectively.

         During April 2002, the Company announced that it had purchased, through a privately negotiated transaction, 1.5 million shares of the Company's common stock, at $1.10 per share, from Keystone Ventures IV, L.P. and Keystone Ventures V, L.P., which represented a discount to the fair market value of the shares at the time of such repurchase. The Keystone entities had purchased the shares in a private placement prior to the Company's April 2000 initial public offering.

         During the three months ended June 30, 2002, the Company also repurchased 0.5 million shares of its common stock from a former member of the Company's Board of Directors. The average price of these repurchases were $0.85 per share, which represented no greater than the fair market value of the shares at the time of such repurchases.


NOTE 6 - RELATED PARTY TRANSACTIONS:

         On September 10, 2001, the Company entered into a note agreement with RMU Management, LLC, ("RMU"), an entity controlled by a then member of the Company's Board of Directors. Under the terms of the note agreement, as amended, the Company agreed to lend RMU $0.5 million, until December 31, 2002, at an interest rate equal to the prime rate plus two percent. The note is secured by 833,333 shares of the Company's common stock owned by RMU.

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


OVERVIEW

         From our inception in June 1991 until 2001, our business was comprised of distributing customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand. During 2001, we evolved from a company that distributed customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that we believe is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, is being marketed directly to consumers and delivers information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

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

         Pronto was test marketed in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001. We conducted a coordinated national marketing campaign for Pronto during the second quarter of 2002. As of June 30, 2002 we had approximately 3,400 paying subscribers on our Pronto service.

         We anticipate that our financial results for the remainder of 2002 and during the first half of 2003 will be principally driven by our ability to properly allocate the extent and timing of our limited cash resources to technology development and other customer acquisition efforts and to the enhancement of the capacity of the Pronto service call center infrastructure. The application of these resources must be coordinated with and take into account the projected rate of growth of our Pronto service subscriber base and the pricing assumptions in our business model. Based on our marketing to date, management has made significant estimates regarding the anticipated growth of our subscriber base, taking into account many variables, certain of which are outside our control. These variables include growth in the market for wireless services, customer demand for our products and services, the efficacy of our marketing efforts, and the reliability and speed of our technology infrastructure and live operator service. We may decide to expand the capabilities of our existing third party call center arrangement, acquire a call center operation, or establish our own call center; each of these choices would require significantly different levels of funding. This decision will be influenced, in part, by the projected and actual rate of growth in the Pronto service subscriber base and related revenue growth. Our business model requires us to expand and improve our technology and call center capabilities in order to properly service anticipated increased usage by a growing subscriber base. If our subscriber base does not grow at projected rates, or if our pricing assumptions are incorrect, then our up front expenses, including our decision regarding call center alternatives, will exceed our revenues by amounts greater than currently anticipated, which will accelerate our projected losses, place additional pressure on our cash resources, and impact the estimated fair value of our long-term assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

         Net Revenue. Net revenue decreased 42% to $0.8 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. This decrease was attributable to a $0.3 million decrease in subscription revenues from wireless network operators as well as $0.3 million of non-recurring development revenues recognized during the 2001 period. These declines were partially offset by $0.1 million in revenues realized from the Pronto product offering in the 2002 period. We would anticipate that subscription revenues from wireless network operators will continue to decrease substantially in the future as we de-emphasize this legacy product and implement our Pronto service. During April 2002, we received notice from our largest wireless network operator customer, who accounted for 50% of net revenues for the three-month period ending June 30, 2002, that it will be terminating its legacy wireless alert product with us effective December 31, 2002. There can be no certainty as to the impact that the development and offering of Pronto will have on our net revenue.

         Operating Expenses. Operating expenses increased by 105% to $1.9 million for the three months ended June 30, 2002 from $0.9 million for the three months ended June 30, 2001. The increase was primarily attributed to the cost of expanding our live operator, customer service and customer acquisition costs in connection with the marketing and offering of Pronto in the 2002 period. During the remainder of 2002, we will continue to incur substantial operating expenses relating to our various Pronto-related requirements.

         Sales and Marketing Expenses. Sales and marketing expenses increased by 307% to $5.7 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. The increase from the 2001 period is primarily attributed to direct marketing initiatives for Pronto in the 2002 period which included television, direct mail, on-line and print advertising, of which approximately $1.3 million arose from our fulfillment of our commitment to purchase television advertising in such amount from the National Broadcasting Company, Inc. As of June 30, 2002, we are contractually obligated to purchase for cash approximately $1.0 million in the aggregate in advertising from CNN Newsource Inc. and ESPN Inc. This $1.0 million commitment is scheduled to be fulfilled as follows, $0.3 million is to be purchased by September 30, 2002, $0.4 million by December 31, 2002, and $0.3 million by June 30, 2003. We anticipate that sales and marketing expenses will decrease, as compared to the second quarter of 2002, reflecting our recent cost management initiatives.

         Product Development Expenses. Product development expenses decreased by 40% to $1.4 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001. The decrease was primarily as a result of reduced outside labor costs during the 2002 period which were associated with the creation of Pronto in the 2001 period.

         General and Administrative Expenses. General and administrative expenses increased by 3% to $4.1 million for the three months ended June 30, 2002 from $4.0 million for the three months ended June 30, 2001. This increase from the June 30, 2001 period was primarily attributable to depreciation which increased $0.5 million as compared to the 2001 period due to our capital investing activities undertaken in 2001, offset by $0.4 million reduction in personnel and related costs.

         Interest Income, Net. Net interest income was $0.2 million for the three months ended June 30, 2002 as compared to $0.8 million for the three months ended June 30, 2001. The decrease was attributable to a lower amount of funds invested in the 2002 period as compared to 2001 as well as lower average returns on investments due to a general decrease in interest rates. We expect net interest income to decline in the near future as we continue to reduce the amount of funds invested.


SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

         Net Revenue. Net revenue decreased 37% to $1.7 million for the six months ended June 30, 2002 from $2.7 million for the six months ended June 30, 2001. This decrease was attributable to a $0.6 million decrease in subscription revenues from wireless network operators as well as $0.5 million of non-recurring development revenues recognized during the 2001 period offset by $0.1 million in revenues realized from the Pronto product offering in the 2002 period. We would anticipate that subscription revenues from wireless network operators will continue to decrease substantially in the future as we de-emphasize this legacy product and implement our Pronto service. During April 2002, we received notice from our largest wireless network operator customer, who accounted for 56% of net revenues for the six months ending June 30, 2002, that it will be terminating its legacy wireless alert product with us effective December 31, 2002. There can be no certainty as to the impact that the development and offering of Pronto will have on our net revenue.

         Operating Expenses. Operating expenses increased by 99% to $3.6 million for the six months ended June 30, 2002 from $1.8 million for the six months ended June 30, 2001. The increase was primarily attributed to the cost of expanding our live operator, customer service and customer acquisition costs in connection with the marketing and offering of Pronto in the 2002 period. During the remainder of 2002, we will continue to incur substantial operating expenses relating to our various Pronto-related requirements.

         Sales and Marketing Expenses. Sales and marketing expenses increased by 249% to $9.5 million for the six months ended June 30, 2002 from $2.7 million for the six months ended June 30, 2001. The increase from the June 30, 2001 period is primarily attributed to $4.3 million in direct marketing initiatives in the 2002 period which included television, direct mail, on-line and print advertising as well as our utilization of non-cash media credits with the National Broadcasting Company, Inc. which reduced our deferred advertising asset, amounting to $2.2 million of expense. The increase in the sales and marketing expenses for the six month period ended June 30, 2002 is attributable to increased marketing of our Pronto product. As of June 30, 2002, we are contractually obligated to purchase for cash approximately $1.0 million in the aggregate in advertising from CNN Newsource Inc. and ESPN Inc. This $1.0 million commitment is scheduled to be fulfilled as follows, $0.3 million to be purchased by September 30, 2002, $0.4 million by December 31, 2002, and $0.3 million by June 30, 2003. We anticipate that sales and marketing expenses will decrease, as compared to the six months ended June 30, 2002, reflecting our recent cost management initiatives.

         Product Development Expenses. Product development expenses decreased by 17% to $2.9 million for the six months ended June 30, 2002 from $3.4 million for the six months ended June 30, 2001. The decrease was primarily as a result of reduced outside labor costs during the 2002 period which were associated with the creation of Pronto in the 2001 period.

         General and Administrative Expenses. General and administrative expenses increased by 5% to $8.2 million for the six months ended June 30, 2002 from $7.8 million for the six months ended June 30, 2001. This increase from the June 30, 2001 period was primarily attributable to an increase in depreciation of $1.0 million as compared to the prior year period due to our capital investing activities undertaken in 2001, partially offset by a $0.4 million reduction in personnel and related costs.

         Interest Income, Net. Net interest income was $0.4 million for the six months ended June 30, 2002 as compared to $1.9 million for the six months ended June 30, 2001. The decrease was attributable to a lower amount of funds invested in the 2002 period as compared to 2001 as well as lower average returns on investments due to a general decrease in interest rates. We expect net interest income to decline in the near future as we continue to reduce the amount of funds invested.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through June 30, 2002. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the six months ended June 30, 2002, we have incurred a loss from operations of approximately $22.4 million and negative cash flows from operations of $18.2 million. As of June 30, 2002, we have an accumulated deficit of approximately $120.9 million.

         Net cash used in operating activities was $15.1 million for the six months ended June 30, 2002 and $11.1 million for the six months ended June 30, 2001. The principal use of cash in each of these periods was to fund our losses from operations.

         We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We anticipate utilizing our cash and cash equivalents to invest in product development to further refine our content delivery and business systems support and to fund expected losses from operations. Specifically, we anticipate such utilization to include subscriber acquisition efforts as well as operating expenses associated with our Pronto product offering, such as call center, live operator and associated expenses, ongoing refinement of our speech recognition technology, and expanded content acquisition. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions. We anticipate our overall cash expenditures in 2002 will exceed the total cash used in 2001. The anticipated cash expenditures for the remainder of 2002 include approximately $2.5 million of non-cancelable commitments which include, among other things, rent, marketing and technology commitments. Because we implemented in 2002 a business model focusing on the direct to consumer marketing of the Pronto suite of services, and, during 2002, will continue to de-emphasize our legacy wireless alert product offering, we anticipate that our historical source of revenues will diminish, and that we will incur negative operating margins through 2002 and into 2003 and net losses throughout 2002 and 2003 as we incur significant marketing, sales and development expenses in connection with Pronto. While we anticipate that revenues from Pronto will eventually replace and exceed those from our legacy wireless alert business, there can be no assurance of this occurrence. In addition, we may not generate revenues at levels sufficient to cover anticipated expenses, resulting in ongoing net losses and depletion of our cash resources. Certain of these expenses could be further reduced if working capital further decreases significantly. In such event, we would need to seek and obtain additional financing; there can be no assurance we will be able to do so on favorable terms, or at all. Future failures to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. During July 2002, we began the implementation of certain cost savings measures to manage our working capital. These included a reduction of television marketing and other initiatives, a transition of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of our content relationships, and a reduction of approximately 10% of our workforce.

         Net cash used in investing activities was $0.7 million for the six months ended June 30, 2002 compared to $3.3 million for the six months ended June 30, 2001. The decrease in the 2002 period was principally attributed to a reduction of capitalized expenses related to Pronto as compared to the 2001 period.

         Net cash used in financing activities was $2.5 million for the six months ended June 30, 2002 and $0.7 million for the six months ended June 30, 2001. The principal uses of cash in the 2002 period were $2.2 million for the purchase of treasury stock and $0.3 million for the repayment of certain capital lease obligations. The principal uses of cash in the 2001 period were $0.4 million for the repayment of certain capital lease obligations and $0.3 million for the purchase of treasury stock.

     As of June 30, 2002, we had cash and cash equivalents of $34.4 million and working capital of $29.0 million.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145") was issued. FAS 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS No. 146") was issued. FAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of SFAS No. 146.


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

         During 2001 we initiated our current business model involving offering subscription-based voice-activated premium wireless content and services, and in the fall of 2001 we launched local consumer testing of our current "Pronto" service offering. We conducted a national marketing and sales campaign for Pronto during the second quarter of 2002. Due to our new product offering and business model, and evolving consumer preferences in our industry, it is difficult to predict our future results of operations. Investors must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in rapidly evolving and intensely competitive markets requiring significant capital expenditures such as those in which we are engaged.

         We have a history of losses and may not be able to generate sufficient net revenue from our new business in the future to achieve or sustain profitability.

         We have incurred losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we seek to implement our business plan, expand our service infrastructure, attract subscription customers and grow our business. To date, our revenues have largely come from our legacy "Powered by i3 Mobile" SMS alerts distribution arrangements, and it is anticipated that this revenue stream will decrease as we develop and expand our new business. We cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

         A high percentage of our expenses are, and will continue to be, fixed. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. We expect to continue to incur significant expenses for product development, sales and marketing, call center operation, customer support, developing distribution channels and general and administrative expenses as we seek to increase our product and service offerings, expand into new markets and market our Pronto service. In particular, given our early stage of development, our significant operating expenses, the rate at which consumers subscribe to Pronto, and the rate at which competition in our industry is intensifying, we may not be able to maintain adequate operating margins. Our ability to achieve and sustain profitability will depend on the accuracy of our expense projections and revenue growth projections and on our ability to generate and sustain substantially higher revenue, while maintaining reasonable cost and expense levels, as we seek to increase our product offerings, customer base, geographic reach and technological advantages. As a result, if we fail to increase our revenue, or if we experience delays in generating revenue, we would incur continuing substantial operating losses. We do not anticipate achieving profitability for the remainder of 2002 and into 2003.

         The accuracy of our subscriber base and expense projections are critical to our profitability.

         We anticipate that our financial results for the remainder of 2002 and during the first half of 2003 will be principally driven by our ability to properly allocate the extent and timing of our limited cash resources to technology development, our customer acquisition efforts and to the enhancement of the capacity of the Pronto service call center infrastructure. The application of these resources must be coordinated with and take into account the projected rate of growth of our Pronto service subscriber base and the pricing assumptions in our business model. Based on our marketing to date, management has made significant estimates regarding the anticipated growth of our subscriber base, taking into account many variables, certain of which are outside our control. These variables include growth in the market for wireless services, customer demand for our products and services, the efficacy of our customer acquisition efforts, and the reliability and speed of our technology infrastructure and live operator service. We may decide to expand the capabilities of our existing third party call center arrangement, acquire a call center operation, or establish our own call center; each of these choices would require significantly different levels of funding. This decision will be influenced, in part, by the projected and actual rate of growth in the Pronto service subscriber base and related revenue growth. Our business model requires expanding and improving the technology and call center capabilities in order to properly service anticipated increased usage by a growing subscriber base, and if our subscriber base, which as of June 30, 2002 was approximately 3,400 subscribers, does not grow at projected rates, or our pricing assumptions are incorrect, then our up front expenses, including our decision regarding call center alternatives, will exceed our revenues by amounts greater than currently anticipated, accelerate our projected losses, place additional pressure on our cash resources and impact the estimated fair value of our long-term assets. As of June 30, 2002, the number of subscribers for the Pronto service was significantly below the number projected by management for such date.

         Our reliance on certain suppliers and vendors could adversely affect our ability to provide our Pronto brand services to our subscribers on a timely and cost-efficient basis.

         We currently rely on iNetNow, Inc. to provide the live operator aspect of the Pronto service and we internally provide the customer service and provisioning aspects of the Pronto service. The initial term of our agreement with iNetNow expired on April 30, 2002 and is currently on automatic monthly renewals until October 31, 2002, unless earlier terminated. Our reliance on iNetNow, Inc. involves a number of risks, including the long-term financial viability of this vendor, and the inability to control quality and timing of delivery of services. If iNetNow, Inc. is unable or unwilling to continue supporting our products in required volumes and at high quality levels, or if this agreement is terminated, we will have to identify, qualify and select acceptable alternative service providers. Significant interruptions may result as it is possible that an alternate source may not be available to us when needed or be in a position to satisfy our requirements at acceptable prices and quality. Although iNetNow has not indicated to us that they will terminate our agreement, nor do we have reason to believe that they will, they have the right to do so later in 2002. There can be no assurance we will be able avoid termination of this agreement. Any significant interruption in call center operations would result in us having to reduce our support of our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. We may not be able to effectively manage our relationship with iNetNow, Inc. and they may not meet our future requirements for quality.

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

         We have incurred significant expenditures in order to increase awareness of our Pronto services and brand name through sales and marketing and other promotional activities. Promoting and positioning this brand will depend largely on the success of our ability to provide high quality services and our marketing efforts. In order to promote our brand, we will need to expend significant financial resources marketing Pronto and otherwise increase our financial commitment to create and maintain brand loyalty among users of Pronto. Further, there can be no assurance that any new users attracted to the Pronto brand will maintain an ongoing customer relationship with our products. If we fail to promote and maintain our Pronto brand or continue to incur substantial expenses in an attempt to promote and maintain our Pronto brand or if our existing or future strategic relationships fail to promote our Pronto brand or increase brand awareness, our business, financial condition and operating results would be materially adversely affected.

         We will invest a significant amount of our resources to develop, market, and support our products and services and may not realize any return on this investment.

         We plan to invest a significant amount of our resources to develop, market and support our products and services, particularly in connection with Pronto. Accordingly, our success will depend on our ability to generate sufficient revenue from sales of these products and services to offset the expenses associated with developing, marketing and supporting them.

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

         We may not have sufficient capital to fund our operations and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. The speed at which we have utilized our available capital increased substantially during the three months ended June 30, 2002 as we launched Pronto nationally on a direct-to-consumer basis. We expect that the cash we receive through our operations and our currently available cash resources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on acceptable terms, if at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of existing shareholders will be reduced. If we incur debt, the debt will rank senior to our common shares, we will incur debt service costs and we will likely have to enter into agreements that will restrict our operations in some respects and our ability to declare dividends to the holders of our common shares.

         If we fail to enhance Pronto to meet changing customer requirements and technological advances, our operations would be materially adversely affected.

         The timely development of new or enhanced products and services is a complex and uncertain process and although we believe we currently have the funding to add anticipated new features and functionalities to Pronto, we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We may also experience design, marketing and other difficulties that could delay or prevent our development, introduction or marketing of our Pronto services, as well as new products and enhancements. We may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

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

         We rely on third party intellectual property licenses. For example, we have entered into a license agreement with Nuance Communications, Inc. for use of their speech recognition technology. In addition, we use, and will use in the future, some third-party software that may not be available in the future on commercially reasonable terms, or at all. We could lose our ability to use this software if the agreements are terminated or if the rights of our suppliers to license it were challenged by individuals or companies which asserted ownership of these rights. The loss of, or inability to maintain or obtain, any required intellectual property could require us to use substitute technology, which could be more expensive or of lower quality or performance, or force us to develop the technology ourselves or cease offering our products. Moreover, some of our license agreements from third parties are non-exclusive and, as a result, our competitors may have access to some of the technologies used by us. Any significant interruption in the supply of any licensed software could cause a decline in product sales, unless and until we are able to replace the functionality provided by this licensed software. We also depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could materially harm our business.

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

         Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property our business could suffer. If we cannot adequately protect our intellectual property, our competitive position may suffer. Companies in the software industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Similarly, we cannot ensure that our employees will comply with the confidentiality agreements that they have entered into with us, or they will not misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology.

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

         In connection with the implementation and national launch of Pronto, we have rapidly and significantly expanded our operations. This expansion has placed significant new demands on our managerial, operational and financial resources. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new operational, financial and management controls, reporting systems and procedures; hire, train, motivate and manage our personnel; and effectively manage multiple relationships with our customers, suppliers and other parties. In addition, our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis, and our ability to purchase and promote products, manage sales and marketing activities and maintain efficient operations through our management information systems. A significant disruption in our management information systems could adversely affect our relations with our customers and our ability to manage our operations and would have a material adverse effect on our business, financial condition and operating results. There can be no assurance that we will successfully manage the development and expansion of our new business.

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

         As of June 30, 2002, our officers, directors and affiliated persons beneficially owned approximately 34% of our voting securities. J. William Grimes, our Chairman, beneficially owned approximately 24% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants which provide for accelerated vesting upon a change in control if their employment is actually or constructively terminated as a result. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

         Our common stock is currently trading on the Nasdaq National Market ("Nasdaq"). By letter dated June 12, 2002 from Nasdaq, we have been made aware that we do not currently meet the listing criteria for continued listing on Nasdaq. In order to maintain listing on Nasdaq, it is required, among other things, that our common stock have a minimum bid price of $1. The Nasdaq requirements further state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. In addition, if our stock price is below $5 per share, we must maintain minimum net tangible assets of at least $4 million. Although, we have ninety (90) calendar days from the date of such correspondence to regain compliance and avoid a delisting of our securities, no assurance can be given as to our ability to meet the standards of the Nasdaq National Market maintenance requirements. If we are unable to demonstrate compliance with the Nasdaq criteria for maintaining our listing, our common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of our company and services and could restrict investors' interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

         As of June 30, 2002 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2002 has been estimated at approximately $0.4 million or approximately 1% of budgeted net loss for each 1% change in interest rates.


                                     Part II
                                Other Information


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 11, 2002, we amended our certificate of incorporation to increase the number of shares of authorized common stock from 50 million to 75 million shares. Such amendment was approved by our stockholders at the 2002 Annual Meeting of Stockholders held on May 22, 2002.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 22, 2002, we held our Annual Meeting of Stockholders. In connection with the meeting, we solicited proxies from our stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, our stockholders (1) elected W. Peter Daniels and Roger L. Werner as directors; (2) authorized a proposal to amend our Certificate of Incorporation to increase the number of shares of authorized common stock from 50 million to 75 million; and
(3) ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors.

      The following tables summarize the votes cast at the meeting on the matters brought before the stockholders:

1.  Election Of Directors

                            FOR         AGAINST      WITHHELD         NOT VOTED
    W. Peter Daniels     17,287,677                  1,113,034
    Roger L. Werner      17,287,677                  1,113,034

2. Amendment of Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 50 Million To 75 Million

    VOTES        FOR               AGAINST       WITHHELD          NOT VOTED
             17,226,089           1,168,457      6,165

3. Ratification of PricewaterhouseCoopers LLP as Independent Auditors of the Company for Fiscal Year 2002

   VOTES           FOR               AGAINST       WITHHELD          NOT VOTED
                17,296,954          1,095,542       8,215

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)  Reports on Form 8-K

              None.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002


                                    i3 MOBILE, INC.



                                    By:/s/ Edward J. Fletcher
                                      -----------------------

                                      Senior Vice President of Finance