Form 10-Q
period 2002-09-30
I3 MOBILE INC
filed 2002-11-13
CIK 1045597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________  to  _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]  No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
           Class                                   November 10, 2002
           -----                                   -----------------
Common Stock, Par Value $.01                          20,471,360
                                 i3 MOBILE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                         PART I - Financial Information


Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheet as of September 30, 2002 and
  December 31, 2001.....................................................    3

Consolidated Statement of Operations for the Three and Nine
  Months Ended September 30, 2002 and 2001..............................    4

Consolidated Statement of Cash Flows for the Nine
  Months Ended September 30, 2002 and 2001..............................    5

Notes to Consolidated Financial Statements..............................    6


Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    9

Item 3. - Quantitative and Qualitative Disclosures about Market Risk....   22

Item 4. - Controls and Procedures.......................................   22



                           Part II - Other Information


Item 6. - Exhibits and Reports on Form 8-K..............................   23

Signatures..............................................................   24

Section 302 Certifications..............................................   25
                                  i3 MOBILE, INC.

                            CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            September 30,      December 31,
                                                                                 2002              2001
                                                                              ----------       -----------
                                                                             (UNAUDITED)          (NOTE)
                           ASSETS
Current assets:
  Cash and cash equivalents....................................                $  25,195         $  52,612
  Accounts receivable, net of allowances.......................                      424               651
  Deferred advertising.........................................                        -             2,245
  Prepaid expenses and other current assets....................                      644               749
                                                                               ---------        ----------
         Total current assets..................................                   26,263            56,257
  Fixed assets, net ...........................................                    1,908            11,423
  Deposits and other non-current assets........................                      535               778
                                                                               ---------        ----------
         Total assets..........................................                $  28,706         $  68,458
                                                                               =========        ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.....................               $    4,488         $   5,190
  Capital lease obligation, current portion ...................                      103               568
                                                                               ---------        ----------
         Total liabilities.....................................                    4,591             5,758

Stockholders' equity:
  Preferred stock; $.01 par value per share, 50,000 shares
   authorized, none issued ....................................                       --                --
  Common stock; $.01 par value per share, 75,000,000 shares
   authorized, 24,805,640 and 24,788,740 shares issued ........                      248               248
  Additional paid-in capital...................................                  166,945           166,919
  Notes receivable from stockholder ...........................                     (250)             (500)
  Deferred compensation........................................                      (10)             (133)
  Accumulated deficit..........................................                 (135,681)          (98,871)
  Treasury stock at cost, 4,334,280 and 2,230,800 shares ......                   (7,137)           (4,963)
                                                                               ---------        ----------
         Stockholders' equity .................................                   24,115            62,700
                                                                               ---------        ----------
         Total liabilities and stockholders' equity............                $  28,706        $   68,458
                                                                               =========        ==========


NOTE: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       September 30,                 September 30,
                                                 -----------------------       -----------------------

                                                   2002           2001           2002            2001
                                                 --------       --------       --------       --------
                                                       (UNAUDITED)                   (UNAUDITED)
Net revenue ...............................      $    899       $    989       $  2,597       $  3,671
                                                 --------       --------       --------       --------
Expenses:
         Operating ........................         1,682            635          5,237          2,423
         Sales and marketing ..............         2,078          1,809         11,539          4,523
         Product development ..............         1,377          1,529          4,217          4,892
         General and administrative .......         3,971          5,240         12,200         13,125
         Long-lived asset impairment ......         6,731             --          6,731             --
                                                 --------       --------       --------       --------
Total expenses ............................        15,839          9,213         39,924         24,963
                                                 --------       --------       --------       --------
Operating loss ............................       (14,940)        (8,224)       (37,327)       (21,292)
Interest income, net ......................          (112)          (548)          (517)        (2,451)
                                                 --------       --------       --------       --------
Net loss ..................................      $(14,828)      $ (7,676)      $(36,810)      $(18,841)
                                                 ========       ========       ========       ========
Net loss per share - basic and diluted ....      $  (0.72)      $  (0.34)      $  (1.72)      $  (0.83)
                                                 ========       ========       ========       ========
Shares used in computing net loss per share        20,471         22,729         21,345         22,775
                                                 ========       ========       ========       ========
















See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                    ---------------------------
                                                                    September 30, September 30,
                                                                        2002         2001
                                                                     -----------  ----------
                                                                     (UNAUDITED)  (UNAUDITED)
Cash flow from operating activities:
 Net loss ......................................................      $(36,810)    $(18,841)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation ...............................................         4,564        3,293
    Long-lived asset impairment ................................         6,731           --
    Non-cash stock compensation charges ........................           403          437
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ................           227         (146)
     Decrease in deferred advertising ..........................         2,245           --
     Decrease (increase) in other assets .......................            88         (723)
     (Decrease) in accounts payable and accrued liabilities ....        (1,414)        (625)
                                                                      --------     --------
Net cash (used) in operating activities ........................       (23,966)     (16,605)
                                                                      --------     --------
Investing activities:
     Purchase of fixed assets ..................................          (829)      (6,327)
                                                                      --------     --------
Net cash (used) in investing activities ........................          (829)      (6,327)
                                                                      --------     --------
Financing activities:
     Payments on capital lease obligations .....................          (465)        (613)
     Proceeds from exercise of stock options ...................            17           58
     Proceeds from notes receivable ............................            --            4
     Issuance of note to stockholder ...........................            --         (500)
     Repurchase of common stock ................................        (2,174)        (372)
                                                                      --------     --------
Net cash (used) in financing activities ........................        (2,622)      (1,423)
                                                                      --------     --------
Decrease in cash and cash equivalents ..........................       (27,417)     (24,355)
Cash and cash equivalents at beginning of period ...............        52,612       84,900
                                                                      --------     --------
Cash and cash equivalents at end of period .....................      $ 25,195     $ 60,545
                                                                      ========     ========



















See accompanying notes to consolidated financial statements.

                             i3 MOBILE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1 - COMPANY OVERVIEW:

         i3 Mobile, Inc., "i3" or the "Company", was incorporated in Delaware on June 28, 1991. During 2001, the Company evolved from a company that distributed customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that it believes is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information on demand 24 hours a day, combining the service of a mobile concierge with the power of voice recognition technology.

         Pronto provides telephone users with information accessible through the Company's live operators and proprietary, automated flat menu voice recognition system. The Company's live operators provide its subscribers with services such as making restaurant reservations and providing driving directions. The Company's live operators are also available to answer questions outside the scope of its automated voice recognition system, and can assist subscribers if the automated voice recognition system cannot properly answer the request. The Company's automated content currently features news, stock quotes, sports, weather, movie reviews and leisure categories such as horoscopes and lottery results. The Company's content is automatically accessible in an "ask a question/get an answer" format.

         The Company also continues to offer its legacy wireless alert products in different categories for mobile device consumers. These "Powered by i3 Mobile" products are sold primarily through relationships with wireless network operators on a subscription basis.

LIQUIDITY:

         The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the nine months ended September 30, 2002, the Company incurred a loss from operations of approximately $37.3 million and negative cash flows of approximately $27.4 million. As of September 30, 2002, the Company had an accumulated deficit of approximately $135.7 million. Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs ongoing costs and expenses related to its Pronto-related initiatives. We anticipate our overall cash expenditures in 2002 will exceed the total cash used in 2001. The anticipated cash expenditures for the next twelve months include approximately $3.3 million of non-cancelable commitments, which include, among other things, rent, marketing and technology commitments. During July 2002, the Company began the implementation of certain cost savings measures to manage working capital. These included a substantial reduction of television marketing and other initiatives, a transition of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of its content relationships, and a reduction of approximately 30% of its workforce. The reduction of workforce has resulted in a $0.8 million charge included in the Company's results of operations for the third quarter of 2002. Certain of these costs could be further reduced if the Company determines that its business model and prospects do not support or require costs being maintained at current levels. Additionally, during the third quarter of 2002, the Company recorded a $6.7 million non-cash charge for the impairment of capitalized software, computer hardware and leasehold improvements in accordance with SFAS 144 (see Note 4). If the Company fails to generate sufficient revenues, enter into a Transaction, raise additional capital or reduce certain discretionary spending, the resultant reduction of the Company's available cash resources would have a material adverse effect on the Company's ability to continue as an operating company and a going concern and therefore to achieve its intended business objectives and could result in the Company ceasing operations.

NOTE 2 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made for consistent presentation.


NOTE 3 - SIGNIFICANT CUSTOMERS:

         During the nine months ended September 30, 2002 and September 30, 2001, the Company had two wireless network operator customers for its legacy wireless alert product, which combined, accounted for approximately 72% and 74% of its total net revenues, respectively. During April 2002, the Company received notice from its largest wireless network operator customer, who accounted for 50% of net revenues for the nine-month period ending September 30, 2002, that it will be terminating its legacy wireless alert product with the Company effective December 31, 2002.


NOTE 4 - LONG-LIVED ASSET IMPAIRMENT:

         In the third quarter of 2002, the Company recorded a $6.7 million non-cash charge for the impairment of capitalized software, computer hardware and leasehold improvements. Due to the Company's operating results being substantially lower than originally anticipated, a decline in the Pronto subscriber base realized during the third quarter of 2002, the reduction of the Company's direct to consumer marketing initiatives, and the uncertainty surrounding its Pronto offering, management determined that a review for impairment of the fair value of the Company's long-lived assets in accordance with SFAS 144 was required. During its impairment review, the Company assessed its future cash flows and determined that it was necessary to record an impairment charge to reduce the carrying value of its long-lived assets to their estimated fair value.


NOTE 5 - ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         The Company maintained an allowance for doubtful accounts of $0.1 million at September 30, 2002 and December 31, 2001, respectively.


NOTE 6 - STOCK REPURCHASES:

         On April 16, 2001, the Company issued a press release announcing that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this repurchase program, such purchases will be made from time to time in the open market, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes. As of September 30, 2002, and December 31, 2001, 0.4 million shares and 0.3 million shares have been repurchased by the Company under this plan at a weighted average repurchase price of $1.86 per share and $2.12 per share, respectively.

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


NOTE 7 - RELATED PARTY TRANSACTIONS:

         On September 10, 2001, the Company entered into a note agreement with RMU Management, LLC, ("RMU"), an entity controlled by a then member of the Company's Board of Directors. Under the terms of the note agreement, as amended, the Company agreed to lend RMU $0.5 million, until December 31, 2002, at an interest rate equal to the prime rate plus two percent. The note is secured by 833,333 shares of the Company's common stock owned by RMU. During the three months ended September 30, 2002, the Company recorded a non-cash stock compensation charge of $0.3 million in its results of operations to reflect the difference between carrying value of the note and the fair value of the collateral as of September 30, 2002.

NOTE 8 - SUBSEQUENT EVENTS:

         On October 31, 2002, the Company engaged the investment bank of Kaufman Bros., L.P. ("KBRO") on an exclusive basis until February 28, 2003 (the "KBRO engagement") to evaluate potential strategic alternatives for the Company, and to assist the Company in locating suitable merger or acquisition candidates, strategic alliance partners, potential funding sources, or a buyer for the Company (collectively, a "Transaction"). KBRO is paid a fixed monthly fee for its services, which will be credited against the sliding scale fees it would receive if the Company consummates a Transaction with a party sourced by KBRO. There can be no assurance the Company will be successful in sourcing or consummating a Transaction and the failure to do so could have a material adverse effect on the Company, including the possible cessation of business.

         Effective October 31, 2002, the Company extended its agreement with iNetNow, Inc., and the agreement is currently on automatic monthly renewals until January 31, 2003, unless earlier terminated. iNetNow provides the live operator aspect of the Company's Pronto service, and is materially dependent on iNetNow for this aspect of its business. There can be no assurance that iNetNow will be able or willing to continue this arrangement or that the Company will be able to provide this aspect of the Pronto service internally; any interruption in service could have a material adverse affect on our business. See "Risk Factors." The Company is continuing to reassess its call center needs.

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

OVERVIEW

         From our inception in June 1991 until 2001, our business was comprised of distributing customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand. During 2001, we evolved from a company that distributed customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that we believe is among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

         In fiscal 2001, we invested significant financial resources developing Pronto and its supporting technology infrastructure. In addition, we spent approximately $1 million on consumer research to identify specific consumer needs and preferences in order to develop applications that are most compelling to telephone users, especially mobile telephones. The Pronto experience, unlike the experience afforded by the current "wireless internet," leverages the core voice interface functionality of telephones, rather than the telephone keypad, to create a seamless user experience.

         Pronto was test marketed in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001, and a coordinated national marketing campaign for Pronto was conducted during the second quarter of 2002. As of September 30, 2002 we had approximately 2,800 paying subscribers on our Pronto service, down from 3,400 subscribers as of June 30, 2002.

         During July 2002, the Company began the implementation of certain cost savings measures to manage working capital. These included a substantial reduction of television marketing and other initiatives, a transition of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of its content relationships, and a reduction of approximately 30% of our workforce. The reduction of workforce has resulted in a $0.8 million charge included in our results of operations for the third quarter of 2002. Certain of these costs could be further reduced if working capital continues to decrease significantly.

         We would anticipate that subscription revenues from wireless network operators will continue to decrease substantially in the future as we de-emphasize our legacy SMS wireless alert product. During April 2002, we received notice from our largest wireless network operator customer, who accounted for 38% and 50%, respectively, of net revenues for the three-month and nine-month periods ending September 30, 2002, that it will be terminating its legacy wireless alert product with us effective December 31, 2002.

         During the three months ended September 30, 2002, we recorded a $6.7 million non-cash charge for the impairment of capitalized software, computer hardware and leasehold improvements. Due to our operating results being substantially lower than originally anticipated, a decline in the Pronto subscriber base realized during the third of quarter of 2002, the reduction of our direct to consumer marketing initiatives, and the uncertainty surrounding the Pronto offering, management determined that a review for impairment of the fair value of the Company's long-lived assets in accordance with SFAS 144 was required. During our impairment review, we assessed the Company's future cash flows and determined that it was necessary to record an impairment charge to reduce the carrying value of the Company's long-lived assets to their estimated fair value. The charge has the effect of increasing the operating loss for the three and nine months ended September 30, 2002 by $6.7 million.

         On October 31, 2002, the Company engaged the investment bank of Kaufman Bros., L.P. ("KBRO") on an exclusive basis until February 28, 2003 (the "KBRO engagement") to evaluate potential strategic alternatives for the Company, and to assist the Company in locating suitable merger or acquisition candidates, strategic alliance partners, potential funding sources, or a buyer for the Company (collectively, a "Transaction"). KBRO is paid a fixed monthly fee for its services, which will be credited against the sliding scale fees it would receive if the Company consummates a Transaction with a party sourced by KBRO.

          Effective October 31, 2002, the Company extended its agreement with iNetNow, Inc., and the agreement is currently on automatic monthly renewals until January 31, 2003, unless earlier terminated. iNetNow provides the live operator aspect of the Company's Pronto service, and is materially dependent on iNetNow for this aspect of its business. There can be no assurance that iNetNow will be able or willing to continue this arrangement or that the Company will be able to provide this aspect of the Pronto service internally; any interruption in service could have a material adverse affect on our business. See "Risk Factors." The Company is continuing to reassess its call center needs.

         The Company has determined that its direct to consumer marketing approach for Pronto has not proven effective in quickly growing its subscriber base; the Company has now focused its efforts on establishing sales channels for Pronto through marketing and distribution relationships with third parties. These could include wireless network operators, telecommunications carriers, Internet portals, business enterprises, and selected vertical retail outlets. The Company could adopt variable pricing models, different from those currently in effect, and a variety of revenue sharing arrangements, if it consummates any such marketing and distribution relationships. Even if such a relationship is established, there can be no assurance any such relationships will be able to successfully commercialize the Company's services, and the Company would continue to incur substantial operating losses, and would require significant additional financing, until such time as a substantial subscriber base, recurring revenues and positive cash flow were achieved. In addition, the Company could consummate a Transaction if the KBRO engagement is successful. The Company has determined that seeking a Transaction at this time is necessary, since we believe the public market price of our stock does not adequately reflect the quality of our technology, personnel, products and services, and growth prospects. Moreover, we believe that the Pronto service can be positioned to capitalize on the increasing consumer demand for voice services. However, while the Company seeks such marketing and distribution relationships and/or a Transaction, we will continue to incur significant operating expenses and incur significant losses in maintaining our existing Pronto subscriber base and supporting our related call center capabilities and technology infrastructures, including our relationship with iNetNow. The Company will also continue to incur research and development and related technology expenses in refining and creating new Pronto services, including in response to requests from potential marketing and distribution partners.

         We anticipate that our financial results for the remainder of 2002 and through 2003 will be principally driven by our ability to properly allocate the extent and timing of our cash resources to technology development and the establishment and servicing of such marketing and distribution channel relationships, if such relationships materialize. In the event we are unable to consummate any such marketing and distribution relationships, or effect a Transaction, at some point early in 2003 we would need to determine whether to implement additional cost reductions, obtain additional financing, or determine whether it would be appropriate to cease operations. See "Risk Factors".

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         Net Revenue. Net revenue decreased 9% to $0.9 million for the three months ended September 30, 2002 from $1.0 million for the three months ended September 30, 2001. This decrease was primarily attributable to a $0.3 million decrease in subscription revenues from wireless network operators recognized during the 2002 period as compared to the 2001 period, partially offset by $0.2 million in revenues realized from the Pronto product offering in the 2002 period.

         Operating Expenses. Operating expenses increased by 165% to $1.7 million for the three months ended September 30, 2002 from $0.6 million for the three months ended September 30, 2001. The increase from the 2001 period was primarily attributable to the cost of our live operator and customer service costs in connection with the offering of Pronto in the 2002 period. During the remainder of 2002, we will continue to incur substantial operating expenses relating to our various Pronto-related requirements.

         Sales and Marketing Expenses. Sales and marketing expenses increased by 15% to $2.1 million for the three months ended September 30, 2002 from $1.8 million for the three months ended September 30, 2001. The increase from the 2001 period is primarily attributed to direct marketing initiatives for Pronto in the 2002 period which primarily included the fulfillment of television commitments. As of September 30, 2002, we are contractually obligated to purchase for cash approximately $0.7 million in the aggregate in advertising from CNN Newsource Inc. and ESPN Inc. This commitment is scheduled to be fulfilled as follows, $0.4 million by December 31, 2002, and $0.3 million by June 30, 2003. We anticipate that sales and marketing expenses will continue to decrease, as compared to the third quarter of 2002, as a result of cost management initiatives.

         Product Development Expenses. Product development expenses decreased by 10% to $1.4 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. The decrease from the 2001 period was primarily a result of reduced outside labor costs during the 2002 period that were associated with the creation of Pronto in the 2001 period.

         General and Administrative Expenses. General and administrative expenses decreased by 24% to $4.0 million for the three months ended September 30, 2002 from $5.2 million for the three months ended September 30, 2001. This decrease from the September 30, 2001 period was primarily attributable to a decrease in personnel and related costs of $1.3 million in the 2002 period, reflecting our recent cost management initiatives.

         Interest Income, Net. Net interest income was $0.1 million for the three months ended September 30, 2002 as compared to $0.5 million for the three months ended September 30, 2001. The decrease was attributable to a lower amount of funds invested in the 2002 period as compared to 2001 as well as lower average returns on investments due to a general decrease in interest rates. We expect net interest income to decline in the near future as we continue to reduce the amount of funds invested.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         Net Revenue. Net revenue decreased 29% to $2.6 million for the nine months ended September 30, 2002 from $3.7 million for the nine months ended September 30, 2001. This decrease was attributable to a $0.9 million decrease in subscription revenues from wireless network operators for the 2002 period as compared to 2001, as well as $0.4 million of non-recurring development revenues recognized during the 2001 period as compared to the 2002 period, partially offset by $0.3 million in revenues realized from the Pronto product offering in the 2002 period.

         Operating Expenses. Operating expenses increased by 116% to $5.2 million for the nine months ended September 30, 2002 from $2.4 million for the nine months ended September 30, 2001. The increase was primarily attributable to the cost of expanding our live operator and customer service as well as increased customer acquisition costs incurred in connection with the marketing and offering of Pronto in the 2002 period. During the remainder of 2002, we will continue to incur substantial operating expenses relating to our various Pronto-related requirements.

         Sales and Marketing Expenses. Sales and marketing expenses increased by 155% to $11.5 million for the nine months ended September 30, 2002 from $4.5 million for the nine months ended September 30, 2001. The increase from the September 30, 2001 period is primarily attributed to $7.3 million in direct marketing initiatives in the 2002 period for the Pronto product which included television, direct mail, on-line and print advertising, as well as our utilization of non-cash media credits with the National Broadcasting Company, Inc. which reduced our deferred advertising asset, amounting to $2.2 million of expense. The increase in the sales and marketing expenses for the nine-month period ended September 30, 2002 is attributable to the marketing of our Pronto product. As of September 30, 2002, we are contractually obligated to purchase for cash an aggregate of approximately $0.7 million in advertising from CNN Newsource Inc. and ESPN Inc. This commitment is scheduled to be fulfilled as follows, $0.4 million by December 31, 2002 and $0.3 million by June 30, 2003. We anticipate that sales and marketing expenses will continue to decrease, as compared to the nine months ended September 30, 2002, as a result of our recent cost management initiatives.

         Product Development Expenses. Product development expenses decreased by 14% to $4.2 million for the nine months ended September 30, 2002 from $4.9 million for the nine months ended September 30, 2001. The decrease from the 2001 period was primarily a result of reduced outside labor costs during the 2002 period that were associated with the creation of Pronto in the 2001 period.

         General and Administrative Expenses. General and administrative expenses decreased by 7% to $12.2 million for the nine months ended September 30, 2002 from $13.1 million for the nine months ended September 30, 2001. This decrease from the September 30, 2001 period was primarily attributable to a decrease in personnel and related costs of $3.1 million, which reflect our recent cost management initiatives, partially offset by an increase in depreciation of $1.2 million as compared to the prior year period due to our capital investing activities undertaken in 2001.

         Interest Income, Net. Net interest income was $0.5 million for the nine months ended September 30, 2002 as compared to $2.5 million for the nine months ended September 30, 2001. The decrease was attributable to a lower amount of funds invested in the 2002 period as compared to 2001 as well as lower average returns on investments due to a general decrease in interest rates. We expect net interest income to decline in the near future as we continue to reduce the amount of funds invested.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through September 30, 2002. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the nine months ended September 30, 2002, we have incurred a loss from operations of approximately $37.3 million and negative cash flows of $27.4 million. As of September 30, 2002, we have an accumulated deficit of approximately $135.7 million.

         Net cash used in operating activities was $24.0 million for the nine months ended September 30, 2002 and $16.6 million for the nine months ended September 30, 2001. The principal use of cash in each of these periods was to fund our losses from operations.

         We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. In this regard, we have determined that we will not continue to market Pronto through a direct to consumer marketing approach, and will instead focus on promoting and positioning Pronto through potential marketing distribution channels with third parties who have significantly greater financial resources than we do. We anticipate utilizing our cash and cash equivalents to invest in product development, secure third party marketing distribution channels and to fund expected losses from operations. Specifically, we anticipate such utilization to include operating expenses associated with our Pronto product offering, such as call center, live operator and associated expenses, and ongoing refinement of our speech recognition technology. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions and exploration of other potential business Transactions with strategic partners. We anticipate our overall cash expenditures in 2002 will exceed the total cash used in 2001. The anticipated cash expenditures for the next twelve months include approximately $3.3 million of non-cancelable commitments, which include, among other things, rent, marketing and technology commitments. Because we implemented a business model in 2002 focusing on the Pronto suite of services, and we have de-emphasized our legacy wireless alert product offering, we anticipate that our historical source of revenues will diminish, and that we will incur negative operating margins through 2002 and into 2003 and net losses throughout 2002 and 2003 as we incur significant expenses in connection with Pronto. While we strive to attain revenues from Pronto that will eventually replace and exceed those from our legacy wireless alert business, there can be no assurance of this occurrence. In addition, we may not generate revenues at levels sufficient to cover anticipated expenses, resulting in ongoing net losses and depletion of our cash resources. Certain of these expenses could be further reduced if working capital further decreases significantly. In such event, we would need to seek and obtain additional financing; there can be no assurance we will be able to do so on favorable terms, or at all. If the Company fails to generate sufficient revenues, enter into a Transaction, raise additional capital or reduce certain discretionary spending, the resultant reduction of the Company's available cash resources would have a material adverse effect on our ability to continue as an operating company and a going concern and therefore to achieve our intended business objectives and could result in the Company ceasing operations.

         During July 2002, we began the implementation of certain cost savings measures to manage our working capital. These included a substantial reduction of television marketing and other initiatives, a transition of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of our content relationships, and a reduction of approximately 30% of our workforce.

         Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2002 compared to $6.3 million for the nine months ended September 30, 2001. The decrease in the 2002 period was principally attributed to a reduction of capitalized expenses related to Pronto as compared to the 2001 period.

         Net cash used in financing activities was $2.6 million for the nine months ended September 30, 2002 and $1.4 million for the nine months ended September 30, 2001. The principal uses of cash in the 2002 period were $2.2 million for the purchase of treasury stock and $0.4 million for the repayment of certain capital lease obligations. The principal uses of cash in the 2001 period were $0.6 million for the repayment of certain capital lease obligations, $0.5 million for the issuance of a note, and $0.3 million for the purchase of treasury stock.

     As of September 30, 2002, we had cash and cash equivalents of $25.2 million and working capital of $21.7 million.

CRITICAL ACCOUNTING POLICIES

         Please refer to the discussion of our critical accounting policies contained in the Management's Discussion and Analysis section of our 2001 Annual Report to Stockholders (which discussion is incorporated herein by reference).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS No. 146") was issued. FAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of FAS No. 146.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future operating results, including, without limitation, our ability to locate a suitable strategic investment partner, acquisition candidate or other investment opportunity, the growth rate of the market for wireless products, the ability to secure marketing channel distribution, consumer awareness of our products, the progress and cost of development of our products and services, the timing and market acceptance of those products and services, our ability to manage our cash resources until we are able to generate revenues and profitable operations from our Pronto product, our history of losses, competitive economic conditions, and general economic factors. We have incurred significant operating losses since our inception. There can be no assurance that we will be able to achieve or maintain profitability in the future. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         We have a new product and are considering alternative business models, which makes predictions of our future results of operations difficult.

         During 2001 we initiated our current business model involving offering subscription-based voice-activated premium wireless content and services, and in the fall of 2001 we launched local consumer testing of our current "Pronto" service offering. During the second quarter of 2002, we conducted a national direct-to-consumer marketing and sales campaign for Pronto. The Company has determined that its direct to consumer marketing approach for Pronto has not proven effective in quickly growing its subscriber base; the Company has now focused its efforts on establishing sales channels for Pronto through marketing and distribution relationships with third parties. These could include wireless network operators, telecommunications carriers, Internet portals, business enterprises, and selected vertical retail outlets. The Company could adopt variable pricing models, different from those currently in effect, and a variety of revenue sharing arrangements, if it consummates any such marketing and distribution relationships. Even if such a relationship is established, there can be no assurance any such relationships will be able to successfully commercialize the Company's services, and the Company would continue to incur substantial operating losses, and would require significant additional financing, until such time as a substantial subscriber base, recurring revenues and positive cash flow were achieved. There can be no assurance that we will be able to enter into such a relationship. In addition, the Company could consummate a Transaction if the KBRO engagement is successful. While the Company seeks such marketing and distribution relationships and/or a Transaction, we will continue to incur significant operating expenses and incur significant losses in maintaining our existing Pronto subscriber base and supporting our related call center technology infrastructure including our relationship with iNetNow. Due to our new product offering and alternative business models, the substantial reduction in direct to consumer marketing initiatives, the uncertainty in securing marketing channel distribution partnerships with third parties, evolving consumer preferences in our industry, and the uncertainty of consummating a Transaction (or the nature thereof if consummated), it is difficult to predict our future results of operations. Investors must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in rapidly evolving and intensely competitive markets requiring significant capital expenditures such as those in which we are engaged. In the event we are unable to consummate any such marketing and distribution relationships, or effect a Transaction, at some point early in 2003 we would need to determine whether to implement additional cost reductions, obtain additional financing, or determine whether it would be appropriate to cease operations.

         We have a history of losses and may not be able to generate sufficient net revenue from our new business in the future to achieve or sustain profitability.

         We have incurred losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we seek to implement our business plan, maintain our service infrastructure, secure marketing channel distribution partnerships, attract subscription customers and grow our business. To date, our revenues have largely come from our legacy "Powered by i3 Mobile" SMS alerts distribution arrangements, and it is anticipated that this revenue stream will decrease as we develop and expand our new business. We cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

         A high percentage of our expenses are, and will continue to be, fixed. We may also incur significant new costs related to possible acquisitions, investments, and the integration of new technologies. Whether or not we consummate a Transaction, we expect to continue to incur significant expenses for product development, sales and marketing, call center operation, customer support, and general and administrative expenses as we seek to increase our product and service offerings, and expand into new markets through establishing new marketing and distribution relationships with third parties. In particular, given our early stage of development, our significant operating expenses, the rate at which consumers subscribe to Pronto, and the rate at which competition in our industry is intensifying, we may not be able to achieve nor maintain adequate operating margins. Our ability to achieve and sustain profitability will depend on the accuracy of our expense projections and revenue growth projections and on our ability to generate and sustain substantially higher revenue, while maintaining reasonable cost and expense levels, as we seek to increase our product offerings, customer base, geographic reach and technological advantages. As a result, if we fail to increase our revenue, or if we experience delays in generating revenue, we would incur continuing substantial operating losses which could lead us to cease providing the Pronto service. We do not anticipate achieving profitability for the remainder of 2002 and into 2003.

         The accuracy of our subscriber base and expense projections are critical to our profitability.

         We anticipate that our financial results for the remainder of 2002 and through 2003 will be principally driven by our ability to properly allocate the extent and timing of our limited cash resources to technology development and the establishment and servicing of third party marketing and distribution channel relationships, if any are to materialize. The application of these resources must be coordinated with and take into account the projected rate of growth of our Pronto service subscriber base and the pricing assumptions in our business model. In the event we are unable to consummate any such marketing and distribution relationships, or effect a Transaction, we would need to determine whether to implement additional cost reductions, obtain additional financing, or determine whether it would be appropriate to cease operations. Based on our experiences to date, management has made significant estimates regarding the anticipated size of our subscriber base, taking into account many variables, certain of which are outside our control. These variables include growth in the market for wireless services, customer demand for our products and services, the efficacy of our marketing channel distribution efforts, and the reliability and speed of our technology infrastructure and live operator service. If our subscriber base does not grow at projected rates or if our pricing assumptions are incorrect, our up front expenses, will continue to exceed our revenues by amounts greater than currently anticipated, which will accelerate our projected losses and place additional pressure on our cash resources and could lead us to cease providing the Pronto offering. As of September 30, 2002, the number of subscribers for the Pronto service was significantly below the number originally projected by management for such date and less than the number of subscribers at June 30, 2002.

         The success of our current business model will be dependent on securing marketing and distribution channels with third parties.

         We have incurred significant expenditures in order to increase awareness of our Pronto services and brand name through direct to consumer sales and marketing and other promotional activities. We have determined that we do not currently have the financial resources with which to continue a direct to consumer marketing approach, and therefore the success of the Pronto product will depend largely on the success of our ability to secure marketing and distribution channels with third parties who have significantly more financial resources than we do. These could include wireless network operators, Internet portals, business enterprises, national retail chains and selected vertical retail outlets. If we fail to secure these relationships or they are unsuccessful, our business, financial condition and operating results would be materially adversely affected. As a result, we could continue to incur continuing substantial operating losses which could lead us to cease providing the Pronto service.

         Our reliance on certain suppliers and vendors could adversely affect our ability to provide our Pronto brand services to our subscribers on a timely and cost-efficient basis.

         We currently rely on iNetNow, Inc. to provide the live operator aspect of the Pronto service and we internally provide the customer service and provisioning aspects of the Pronto service. The initial term of our agreement with iNetNow expired on April 30, 2002 and is currently on automatic monthly renewals until January 31, 2003, unless earlier terminated. Our reliance on iNetNow, Inc. involves a number of risks, including their willingness to continue to support our product, the long-term financial viability of this vendor, and the inability to control iNetNow's quality and timing of delivery of services. If iNetNow, Inc. is unable or unwilling to continue supporting our products in required volumes and at high quality levels, or if this agreement is not formally renewed or replaced, we will have to identify, qualify and select acceptable alternative service providers or attempt to provide the services internally. Significant interruptions may result as it is possible that an alternate source may not be available to us when needed or be in a position to satisfy our requirements at acceptable prices and quality nor may we be able to provide the same quality of services internally. Although iNetNow has not indicated to us that they will terminate our arrangement, nor do we have reason to believe that they will, they have the right to do so at any time after January 31, 2003. There can be no assurance we will be able avoid termination of this arrangement. Any significant interruption in call center operations would result in us having to reduce our support of our customers, which in turn could have a material adverse effect on our business. We may not be able to effectively manage our relationship with iNetNow, Inc.

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

         We will invest a significant amount of our resources to develop and support our products and services and may not realize any return on this investment.

         We plan to continue to invest a significant amount of our resources to develop and support our Pronto products and services. Accordingly, our success will depend on our ability to generate sufficient revenue from sales of these products and services to offset the expenses associated with developing and supporting them.

          There are many risks that we face in doing so. In particular, we will need to reduce the costs and improve the reliability of our voice recognition system to optimize the calls that fail over to the live operator for basic requests of news, sports and weather. Additionally, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. Accordingly, if our products and services do not quickly achieve market acceptance, they may become obsolete before we have generated enough revenue from their sales to realize a sufficient return on our investment.

         As a result, we expect to incur significant expenses and losses for the remainder of 2002 and into 2003. If we incur substantial development, sales and marketing expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations would be materially adversely affected.

         If we do not have sufficient capital to fund our operations, we may be forced to discontinue product development, reduce our distribution channel partner efforts, forego attractive business opportunities and cease the Pronto product offering.

         We may not have sufficient capital to fund our operations and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. The speed at which we have utilized our available capital increased substantially during the three months ended June 30, 2002 as we launched Pronto nationally on a direct-to-consumer basis. We expect that our currently available cash resources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months as we have determined that we will not continue to market Pronto through a direct to consumer approach and will instead promote and position Pronto through potential marketing and distribution channels with third parties who have significantly greater financial resources than we do. After that, we may need to raise additional funds, and additional financing may not be available on acceptable terms, if at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of existing shareholders will be reduced. If we incur debt, the debt will rank senior to our common shares, we will incur debt service costs and we will likely have to enter into agreements that will restrict our operations in some respects and our ability to declare dividends to the holders of our common shares.

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

         Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property our business could suffer. If we cannot adequately protect our intellectual property, our competitive position may suffer. Companies in the software industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Similarly, we cannot ensure that our employees will comply with the confidentiality agreements that they have entered into with us, or that they will not misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology.

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

         Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new. As a result, qualified technical personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

         Stock options are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. To retain our employees, we expect to continue to grant new options, subject to vesting, which could be dilutive to our current stockholders. Currently, our stock price is well below the exercise price of our outstanding options, causing the options to have minimal current value. If our stock price does not increase significantly above the prices of our options, we may also need to issue new options or grant additional shares of stock in the future to motivate and retain our employees.

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

         As of September 30, 2002, our officers, directors and affiliated persons beneficially owned approximately 34% of our voting securities. J. William Grimes, our Chairman, beneficially owned approximately 24% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants which provide for accelerated vesting upon a change in control if their employment is actually or constructively terminated as a result. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

         Since our initial public offering on April 6, 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National and SmallCap Markets and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate: actual or anticipated variations in operating results; announcements of operating results and business conditions by our customers and suppliers; announcements by our competitors relating to new customers, technological innovation or new services; economic developments in our industry as a whole; and general market conditions. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stock price may fluctuate due to variations in our operating results.

         Certain provisions of our charter documents provide for limited personal liability of members of our board of directors.

         Our certificate of incorporation and by-laws contain certain provisions which reduce the potential liability of members of our board of directors for certain monetary damages and provide for indemnity of other persons. We are unaware of any pending or threatened litigation against us or our directors that would result in any liability for which any of our directors would seek indemnification or other protection.

         Our common stock may be subject to delisting from the Nasdaq Small Cap market.

         Our common stock is currently trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap"). By letter dated September 17, 2002 from Nasdaq, we have been made aware that we do not currently meet the listing criteria for continued listing on Nasdaq SmallCap. In order to maintain listing on Nasdaq SmallCap, it is required, among other things, that our common stock have a minimum bid price of $1. We will have until December 9, 2002 to regain compliance with Nasdaq Marketplace Rule 4450(a)(5), which requires that a Nasdaq SmallCap listed company maintain a minimum bid price of $1.00 per share. At that time, we may also be eligible for an additional 180-day grace period, until June 9, 2003, to achieve the $1 minimum bid price for Nasdaq SmallCap, provided that we meet the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). At this point in time, we meet each of these additional criteria and would be eligible for the additional grace period to June 9, 2003 to demonstrate compliance and maintain listing on the Nasdaq SmallCap. Furthermore, if we are able to regain compliance with the listing standards for the Nasdaq National Market in accordance with Nasdaq Marketplace Rule 4450(a)(2), we would again be eligible for listing on the Nasdaq National Market. Although we have a period of time to regain compliance and avoid a delisting of our securities, no assurance can be given as to our ability to meet the standards of the Nasdaq Small Cap maintenance requirements. If we are unable to demonstrate compliance with the Nasdaq Small Cap criteria for maintaining our listing, our common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq Small Cap and were neither re-listed thereon nor listed for trading on another recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of our company and services and could restrict investors' interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

         As of September 30, 2002 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2002 has been estimated at approximately $0.4 million or approximately 1% of budgeted net loss for each 1% change in interest rates.


Item 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Senior Vice President, Finance (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     Part II
                                Other Information


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

Dated: November 12, 2002

                                    i3 MOBILE, INC.



                                    By: /s/ Edward J. Fletcher
                                        ----------------------------------
                                        Senior Vice President of Finance

                                  CERTIFICATION

I, John A. Lack, Chief Executive Officer of i3 Mobile, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of i3 Mobile, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/ John A. Lack

John A. Lack
Chief Executive Officer

                                  CERTIFICATION

I, Edward J. Fletcher, Senior Vice-President, Finance of i3 Mobile, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of i3 Mobile, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/ Edward J. Fletcher

Edward J. Fletcher
Senior Vice President, Finance