Form 10-K
period 2002-12-31
I3 MOBILE INC
filed 2003-04-09
CIK 1045597

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to            .

Commission File Number: 0-18299

i3 MOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0335259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

181 Harbor Drive, Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (203) 428-3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on April 7, 2003, is $5,721,959.

As of April 7, 2003, there were 20,115,990 shares of the registrant’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

None.

PART I

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believe,” “anticipate,” “think,” “intend,” “plan,” “expect,” “project,” “will be” and similar expressions identify such forward-looking statements, but their absence does not mean that the statement is not forward-looking. The forward looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future short term operating results, including, without limitation, our ability to locate a suitable strategic investment partner, acquisition candidate or other investment opportunity and our ability to manage our cash resources until we are able to do so. In the event that the Company consummates a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, risks related to our Pronto service platform include the ability to secure marketing channel distribution, the growth rate of the market for wireless products, the progress and cost of re-establishing our service infrastructure, the cost, risk and timing of retaining, rehiring or identifying key personnel with the knowledge and experience to relaunch the platform and developing our products and services, the timing and market acceptance of those products and services and our history of losses, competitive economic conditions, and general economic factors. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to update publicly any forward-looking statements or reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 1.    Business History and Overview

Our Business

From our inception in June 1991 until 2001, our business was comprised of distributing customized text-based information to mobile devices under the “Powered by i3 Mobile” product brand. During 2001, we evolved from a company that distributed customized text-based information to mobile devices under the “Powered by i3 Mobile” product brand into a company that we believed was among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

Although we undertook substantial efforts to research, develop and market the Pronto product, as discussed below, we did not achieve the subscriber levels which had been estimated and were needed to sustain the core business model. Due to the challenges we faced in marketing the Pronto product, and our concerns about our cash resources going forward, in October 2002, we engaged the services of an investment banker to pursue strategic alternatives, including a potential merger or acquisition of the Company (collectively, a “Transaction”). As a result of that engagement, we have now entered into discussions with a potential Transaction partner, and to facilitate this or another Transaction, in March 2003, we announced the termination of the Pronto service and other cost saving measures in order to manage our cash resources. Although we have entered into discussions with a potential strategic partner for a merger transaction and may shortly enter into a nonbinding letter of intent, we have not entered into any definitive binding agreement and there can be no assurance we will be able to do so, or to do so on favorable terms. In the event we are unable to effect a Transaction in the near term, we will be required to implement additional cost reductions, obtain additional financing, or sell the assets of the Company and cease operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004. See “Risk Factors.”

In fiscal 2001, we invested significant financial resources developing Pronto and its supporting technology infrastructure. In addition, we spent approximately $1 million on consumer research to identify specific consumer needs and preferences in order to develop applications that are most compelling to telephone users, especially mobile telephones. The Pronto experience, unlike the experience afforded by the current “wireless internet,” was designed to leverage the core voice interface functionality of telephones, rather than the telephone keypad, to create a seamless user experience.

Pronto was test marketed in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001, and a coordinated national marketing campaign for Pronto was conducted during the second quarter of 2002. As of December 31, 2002 we had approximately 2,200 paying subscribers on our Pronto service accounting for 11.5% of net revenue at December 31, 2002.

During July 2002, in an effort to better manage working capital, the Company began the implementation of certain cost savings measures. These included a substantial reduction of television marketing and other initiatives, a transition of certain aspects of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of our content relationships, and a reduction of approximately 30% of our workforce. The reduction of workforce has resulted in a $0.8 million charge included in our results of operations for the year ended December 31, 2002.

Due to our operating results being substantially lower than anticipated, a decline in the Pronto subscriber base realized during the third quarter of 2002, the reduction of our direct to consumer marketing initiatives, our assessment of future cash flows, and the uncertainty surrounding the Pronto offering, management reviewed the fair value of the Company’s long-lived assets in accordance with SFAS 144 and determined to record a $6.7 million non-cash charge in the third quarter of 2002 to reduce the carrying value of the Company’s capitalized software, computer hardware and leasehold improvements to their estimated fair value. The charge has the effect of increasing the operating loss for the year ended December 31, 2002 by $6.7 million.

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, the Company took action on a plan approved by the Board of Directors, and consequently elected to discontinue revenue producing operations and terminate the Pronto service and initiate cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of most of its research and development efforts at its Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce will result in a $1.7 million charge to our results of operations in the first quarter of 2003. As a result of the plan approved by the Board of Directors, management reviewed the fair value of the Company’s long-lived assets and will record a $0.5 million non-cash charge to our results of operations in the first quarter of 2003.

The Company has determined that its direct to consumer marketing approach for Pronto has not proven effective in quickly growing its subscriber base. While the Company has pursued the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, the Company has determined that the establishment of such sales channels would require the ability to fund negative cash flow and losses until such time as significant revenue streams were realized, which could take additional time beyond the Company’s current cash resources. Consequently, the Company has determined that the establishment of sales channels through marketing and distribution relationships are not, at this time, a viable alternative.

The Company has now focused its efforts on locating and consummating a Transaction, if the proper opportunity is presented. At this time, management believes that the public market price of our stock does not adequately reflect the quality of our technology, products and services, and growth prospects and accordingly a Transaction may be the best means available to leverage our remaining cash resources and to maximize shareholder value.

Additionally, subscription revenues from wireless network operators will continue to decrease substantially in the future as we have de-emphasized our legacy SMS wireless alert product. We expect this revenue stream will cease in 2003 as we continue to implement cost saving measures and seek to consummate a Transaction. Effective December 31, 2002, our relationship with our largest wireless network operator customer terminated, who accounted for 49%, 54%, and 18% of net revenues for the years ended December 31, 2002, 2001, and 2000 respectively. We recently terminated our relationship with our second largest wireless network customer, who accounted for 22%, 21%, and 22% of net revenues for the years ended December 31, 2002, 2001, and 2000 respectively effective January 31, 2003.

It is possible our Board of Directors could determine not to further pursue a Transaction at all, or to consummate a Transaction that may or may not involve the ongoing development, marketing and commercialization of the Pronto platform, which could involve businesses unrelated to our present business.

The following discussion assumes we consummate a Transaction, and thereafter the Company (or its successors) will continue to seek to commercialize the Pronto platform and provide or seek to obtain funding for the initiatives described below. It is also possible that in connection with effecting a Transaction, the Company (or its successors) could determine to enter into new lines of business which might or might not involve continuation of the Pronto service or the utilization of its underlying technologies, in which case the following discussion would have limited or no application to the Company’s future operations. See “Risk Factors.”

Strategy

Despite the Company’s determination that its direct to consumer marketing approach for Pronto has not proven effective in quickly growing its subscriber base, and that the establishment of sales channels for Pronto through marketing and distribution relationships with third parties would not be a viable alternative at this time, we continue to believe that the fundamental principles that create economic value in media remain the aggregation of information and content and the distribution of that content through a user-friendly interface to individuals who have a need for it.

We believe that the Pronto platform can provide state of the art on demand information, branded content, communication and commerce services to consumers by phone. We continue to believe that the existing investment in the Pronto platform can be leveraged to create customized services and to develop a “partner branded” service to drive subscriber growth. Assuming we consummate a Transaction, the key elements of our strategy for the Pronto platform continue to be to:

•	Establish commercially viable relationships with third party distribution partners in order to grow the subscriber base utilizing the Pronto platform; and

•	Enhance our products and services through a variety of additional premium features and applications.

Establish Third Party Distribution Partnerships.    During 2002, we incurred significant expenditures in order to increase awareness of our Pronto services and brand name through direct to consumer sales and marketing and other promotional activities. We believe at this time that wireless carriers may view Pronto as competitive with their own services and at $19.95/month too expensive, and that direct to consumer marketing is too expensive and would take too long to achieve positive cash flow. We have also pursued the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, and have determined that the establishment of such sales channels would require the ability to fund negative cash flow and losses until such time as significant revenue streams were realized, which could take additional time beyond the Company’s current cash resources. Consequently, the Company has determined that the establishment and support of sales channels through marketing and distribution relationships are not, at this time, a viable alternative. In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, we believe that it will remain necessary to focus our efforts on securing marketing and distribution channels with branded content providers and subscriber-based wholesale partners who have significantly better financial resources and consumer access than we do. Our goal would be to leverage our intellectual know-how and experiences, technology infrastructure and platform with third parties who have existing brand recognition and established customer bases. These could include business enterprises, wireless network operators, Internet portals, and other vertical outlets.

Continue Enhancing Our Products and Services.    We believe that compelling products and services are created by aggregating and delivering information, which is relevant to consumers in a cost effective manner. The results of our subscribers’ usage of Pronto during 2002 indicates that they are interested in a diverse array of products and services. In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, this element of our strategy would entail:

Provide Niche Products and Services.    Our goal would be for the Pronto platform to deliver a suite of personal and commercial information categories that are relevant and, wherever practical, unique and specific to the needs of the given subscriber. Based on the results of Pronto achieved during 2002, we continue to see that premium content which is tailored to the mobile subscriber is more valuable than content configured for the Internet, and that telephone users have an appetite to have fast access to personalized audio content on an “anytime, anywhere” basis. We believe that, in order for the Pronto platform to succeed, we would need to focus the specificity of Pronto’s product offering via specific niche products focused on core groups of individuals comprising the existing subscriber base of the branded content vertical distribution partners. Specifically, we would aim to focus our efforts on product offerings for the sports and news centric consumer. Our strategy would be to identify branded, recognizable content that is subscriber relevant and time-sensitive.

Complete the Transaction.    In May of 2002, Pronto added the ability for its concierges to purchase movie tickets on behalf of its subscribers in addition to the existing movie review and theater location service. As a premium service, Pronto’s commerce strategy centered on being able to “complete the transaction” for its subscribers. For example, if a subscriber needs to know the next flight from Boston to Atlanta, Pronto would not only have the ability to provide the requested information, but in the future would also be able to arrange ticketing on the subscriber’s behalf. If a subscriber needs to entertain clients, Pronto has the capability to find a preferred restaurant in town and make reservations.

Products and Services

During 2002 we rolled out Pronto on a national basis and garnered invaluable insights as to how our subscribers utilized Pronto and which features were the most popular. Our goal was to determine the content and services most appealing to mobile users and to refine their user experience in accessing those product features. Demand for the “wireless web” continues to be minimal in North America and we continue to believe that the growth in use of telephones to obtain information and service is based on the familiarity of the user experience. For the same reason, we believe that voice interaction was the critical component to the Pronto platform because it was easy to use and familiar to a telephone user.

As a result, we believe that a sophisticated voice interface to our products that provides simple command-driven access to information makes our services worthy of usage ultimately garnering premium subscription price points.

Pronto.    Pronto was intended to be the first of a new breed of voice-activated services for the telephone platform, seamlessly integrating a flat menu voice recognition system, branded audio content, and live “on-call assistants”. The Company’s automated content was designed to have the capability to features news, stock quotes, sports, weather, movie reviews and schedules and leisure categories such as horoscopes and lottery results. The Company’s live operators were capable of utilizing Pronto’s information and service capabilities to provide its subscribers with services such as making restaurant reservations and providing driving directions.

Pronto was regionally beta tested in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001. Based upon the results of this test, Pronto was rolled out, on a national test basis in April, 2002. By August, Pronto had reached 3,500 subscribers from around the country.

i3 Mobile’s focus had been to create an easy to use mobile information and communication service which combines superior service with premium, branded content. Pronto was the result of this intensive market research and product development.

Pronto was designed to have its subscribers call a toll-free number and request information or service specific to the subscriber’s needs. Pronto’s design enabled it to be platform independent and available through any phone twenty-four hours a day, seven days a week. Pronto’s innovative “ask a question get an answer” approach to information-on-demand was designed to use a proprietary flat menu which eliminated the need to push multiple buttons, program special functions, or “drill-down” a lengthy voice menu to access the desired information. Utilizing this leading-edge technology, the Pronto platform has the ability to deliver information to its subscribers in a user-friendly fashion.

Quick Information–On–Demand Audio Content.    Pronto utilized a diverse mix of more than twenty third-party content providers to deliver high-quality branded audio content. These audio feeds had the effect of allowing Pronto subscribers to obtain thousands of discrete, personalized informational selections. Each information offering was tailored with the mobile user in mind, in terms of length of story and feature. To date, Pronto has licensed content from media companies such as CNN, ESPN, and the Wall Street Journal, to well-known celebrities, such as Jeffrey Lyon’s movie reviews. All of the time-sensitive content feeds within the Pronto platform are capable of being updated at least hourly (ESPN every 20 minutes) throughout the day.

On-Call Assistants.    Prior to the termination of our live Pronto service, Pronto’s live operators utilized high-speed access to the Internet, and were trained to fulfill “concierge” type requests ranging from location-based service queries such as restaurant recommendations and reservations, to “ultra 411 directory assistance” calls, to driving directions, to flight information and status, to fact checking and research, or virtually any request one might want.

Furthermore, Pronto was designed to employ a whisper transfer technology for live operator requests, which had the effect of enabling each operator to hear the request as passed from the voice response system thereby avoiding the need for the subscriber to repeat the request. Additionally, each subscriber’s mobile identification number and personal profile automatically “popped on” to the operator’s terminal.

Customized Information—“My Pronto”.    Upon subscribing to the service, users had the ability to personalize Pronto for his/her preferences. From setting up stock portfolios, to weather in frequently traveled to cities, to scores for favorite teams, and horoscopes, Pronto let the subscriber personalize the information they use regularly.

Communication and Personal Information Management Features.    In the 1st Quarter of 2003, Pronto added a voice-activated e-mail and appointment management tool. With Microsoft Outlook™, Pronto customers had the ability to synchronize their existing e-mail accounts to their Pronto account to check and respond to  e-mails by just using their voice. The new appointment feature allowed customers to hear their schedule, set up new appointments and manage their existing schedule with Pronto’s integrated live operators, or via  http://www.askpronto.com. Pronto users also had voice access and management capabilities for their contact lists, including separate e-mail addresses, cell, home, and office numbers.

m-Commerce Capabilities.    In May of 2002, Pronto added the ability for its on-call assistants to purchase movie tickets on behalf of its subscribers in addition to accessing movie reviews and locating the theater. This service was seamless to both the subscriber and the Pronto concierge in that the subscriber’s credit card information and other confidential information is embedded within Pronto’s system, thereby reducing the time of the call and avoiding potential security breaches.

Content Partnerships

In its efforts to broaden the capabilities of Pronto and the options afforded to its subscribers, i3 Mobile formed partnerships and strategic relationships with a variety of media and information companies in order to provide premium content. The Company entered into agreements with over twenty media and information companies, including, Dow Jones & Company, Inc., CNN, ESPN, and AP. These relationships allowed i3 Mobile to provide high quality, branded content at low costs. The Company’s aim was to offer content providers the opportunity to leverage their existing information in a new medium at little or no incremental cost to them and with significant co-branding and advertising opportunities. The amount i3 Mobile pays to the content provider is either a flat monthly fee, a monthly fee based on the number of subscribers using the content or the number of messages requested, or a combination thereof. The Company is currently in the process of renegotiating these agreements as a result of the termination of the Pronto service.

“Powered by i3 Mobile”

Through our “Powered by i3 Mobile” program, in 2002 we continued to offer wireless alert products in many different categories for mobile device consumers. Our “Powered by i3 Mobile” products were sold primarily through relationships with wireless network operators on a subscription basis. During fiscal 2002, 88% of our revenue was subscription revenue derived from the “Powered by i3 Mobile” wireless alert products, with 49% of our total consolidated revenue coming from Cingular and 22% coming from T-Mobile. Subscription revenues from wireless network operators will continue to decrease substantially in 2003, and cease to generate any significant revenues, as we have de-emphasized our legacy SMS wireless alert product. Effective December 31, 2002, our relationship with Cingular terminated and, during January 2003 we terminated our relationship with T-Mobile.

Technology and Systems

During 2002, our technology and product development team focused on creating additional service and functionality for the Pronto platform and was able to further refine the infrastructure supporting such platform in order to improve the user experience. Specifically, these efforts included:

•	The enhancement and refinement of Pronto’s voice recognition technology and improving our management of customer needs;

•	The design of a system for providing pre-recorded audio content on request;

•	The incorporation of technology permitting customers to purchase movie tickets through Pronto directly to their credit cards; and

•	The implementing of new features on our web site to allow customers to more easily personalize their use of Pronto.

The operation of Pronto requires a unique blending of people and systems. The product, while easy to use, is actually the bundling of various proprietary and licensed technologies and services to connect a group of complex scalable systems owned by third parties into a seamless, integrated consumer service. Each system was designed to provide easy upgrade paths.

Competition

We believe the overall market for mobile information services is large, highly fragmented and in its early stages. Among the carriers only AT&T’s M-life and Sprint PCS’s Vision approached the depth of content and service comparable to Pronto; while most of the other companies only compete in segments of the total market: (i) Enhanced directory assistance companies such as MetroOne and InfoNXX; (ii) voice portals such AolbyPhone, TellMe, HeyAnita, and BeVocal; (iii) telematic providers such as OnStar; (iv) concierge providers such as VIP Desk and Circles, and (v) wireless internet providers such as Palm and Blackberry services.

Intellectual Property Rights

We had filed applications to register in the United States the marks “Pronto,” “The New Mobile Experience,” “i3 Mobile,” “Powered by i3 Mobile,” “Mobile Communities,” “The Possibilities are Wireless” (Class 42), “Kewlphone” and “i3 (m)Power Portal.” In addition, we have registered the marks “The Possibilities are Wireless” (Class 38), “Eyes on the Web,” “Village Square,” “News Alert Service,” “Sports Alert Service,” “Powered by III” and “Intelligent Information Incorporated” on the Principal Register of the United States Patent and Trademark Office.

We rely on a combination of copyright, trademark, service mark, trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services.

See “Products and Services” for a discussion of the various licenses under which we obtain the content and information we provided to Pronto subscribers.

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

Employees

As of December 31, 2002, we had 1 part-time and 90 full-time employees. We consider our relations with our employees to be adequate. None of our employees are represented by a union.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

Item 2.    Properties

Our principal executive offices are located on the third floor at 181 Harbor Drive, Stamford, Connecticut. We currently operate two facilities under leases as follows:

Location	Approximate Square Footage	Approximate Annual Rent in 2002	Lease Expiration Date
181 Harbor Drive	28,453	$797,000	March 2008
Stamford, CT

305 N.E. Loop	10,035	$118,000	January 2010
Hurst, TX

We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares have traded on the Nasdaq National Stock Market under the trading symbol “IIIM” from our initial public offering on April 6, 2000 until September 19, 2002, at which time our shares began trading on the Nasdaq Small Cap Market. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by Nasdaq for each quarter of the past two years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter(+)	2.50	1.35
Second Quarter(+)	1.62	0.56
Third Quarter(*)	0.76	0.25
Fourth Quarter(*)	1.35	0.25

Fiscal Year Ended December 31, 2001
First Quarter	4.03	0.88
Second Quarter	4.20	0.70
Third Quarter	3.25	1.90
Fourth Quarter	3.00	1.07

On April 7, 2003, the last reported closing price for our shares was $0.39 per share, as reported by Nasdaq. At April 7, 2003, we had approximately 82 stockholders of record. We estimate that there are approximately 3,802 beneficial owners of our common stock.

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

+	Shares traded on Nasdaq National Market

*	Shares traded on Nasdaq Small Cap Market commencing September 19, 2002

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below should be read along with such consolidated financial statements and the related notes and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands except per share amounts)
Statement of Operations Data:
Net revenue	$3,317	$4,597	$4,494	$1,734	$1,405

Expenses:
Operating	6,461	4,198	3,178	1,466	1,081
Sales and marketing	12,666	7,921	10,929	2,032	584
Product development	5,072	6,593	2,717	1,095	161
General and administrative	14,642	17,175	15,024	3,671	2,145
Long-lived asset impairment	6,731	—	—	—	—

Total expenses	45,572	35,887	31,848	8,264	3,971

Operating loss	(42,255)	(31,290)	(27,354)	(6,530)	(2,566)
Interest (income) expense, net	(609)	(2,825)	(4,778)	326	329

Loss before extraordinary item	(41,646)	(28,465)	(22,576)	(6,856)	(2,895)
Extraordinary loss on extinguishment of debt	—	—	—	(3,434)	—

Net loss	$(41,646)	$(28,465)	$(22,576)	$(10,290)	$(2,895)
Dividends on and redemptions of preferred stock	—	—	(2,829)	(26,580)	(274)

Loss applicable to common stock	$(41,646)	$(28,465)	$(25,405)	$(36,870)	$(3,169)

Net loss applicable to common stock per share—basic and diluted	$(1.97)	$(1.25)	$(1.39)	$(6.43)	$(0.42)

Shares used in computing net loss per share	21,124	22,742	18,314	5,736	7,554

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,572	$52,612	$84,900	$28,241	$166
Working capital (deficit)	16,940	50,499	82,412	29,468	(687)
Total assets	23,367	68,458	99,247	36,241	682
Long-term obligations, less current portion	—	—	568	—	455
Mandatorily redeemable preferred stock	—	—	—	55,338	2,500
Total stockholders’ equity (deficit)	19,039	62,700	91,890	(22,696)	(3,578)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section.

Overview

From our inception in June 1991 until 2001, our business was comprised of distributing customized text-based information to mobile devices under the “Powered by i3 Mobile” product brand. During 2001, we evolved into a company that we believed was among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

Although we undertook substantial efforts to research, develop and market the Pronto product, as discussed below, we did not achieve the subscriber levels which had been estimated and were needed to sustain the core business model. Due to the challenges we faced in marketing the Pronto product, and our concerns about our cash resources going forward, in October 2002, we engaged the services of an investment banker to pursue strategic alternatives, including a potential merger or acquisition of the Company (collectively, a “Transaction”). As a result of that engagement, we have now entered into discussions with a potential Transaction partner, and to facilitate this or another Transaction, in March 2003 we announced the termination of the Pronto service and other cost saving measures in order to manage our cash resources. Although we have entered into discussions with a potential strategic partner for a merger transaction and may shortly enter into a nonbinding letter of intent, we have not entered into any definitive binding agreement and there can be no assurance we will be able to do so, or to do so on favorable terms. In the event we are unable to effect a Transaction in the near term, we will be required to implement additional cost reductions, obtain additional financing, or sell the assets of the Company and cease operations. See “Risk Factors.”

In fiscal 2001, we invested significant financial resources developing Pronto and its supporting technology infrastructure. In addition, we spent approximately $1 million on consumer research to identify specific consumer needs and preferences in order to develop applications that are most compelling to telephone users, especially mobile telephones. The Pronto experience, unlike the experience afforded by the current “wireless internet,” was designed to leverage the core voice interface functionality of telephones, rather than the telephone keypad, to create a seamless user experience.

Pronto was test marketed in the Hartford/New Haven region of Connecticut in the fourth quarter of 2001, and a coordinated national marketing campaign for Pronto was conducted during the second quarter of 2002. As of December 31, 2002 we had approximately 2,200 paying subscribers on our Pronto service accounting for 11.5% of net revenue at December 31, 2002.

We would anticipate that subscription revenues from wireless network operators will continue to decrease substantially in the future as we have de-emphasized our legacy SMS wireless alert product. Effective December 31, 2002, our relationship with our largest wireless network operator customer terminated, who accounted for 49%, 54%, and 18% of net revenues for the years ended December 31, 2002, 2001, and 2000 respectively. In addition, during January 2003 we terminated our relationship with our second largest wireless network customer, who accounted for 22%, 21%, and 22% of net revenues for the years ended December 31, 2002, 2001, and 2000 respectively. We expect this revenue stream will cease in 2003 as we continue to implement cost saving measures and seek to consummate a Transaction.

During July 2002, in an effort to better manage working capital, the Company began the implementation of certain cost savings measures. These included a substantial reduction of television marketing and other initiatives, a transition of certain aspects of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of our content relationships, and a reduction of approximately 30% of our workforce. The reduction of workforce has resulted in a $0.8 million charge included in our results of operations for the year ended December 31, 2002.

Due to our operating results being substantially lower than anticipated, a decline in the Pronto subscriber base realized during the third quarter of 2002, the reduction of our direct to consumer marketing initiatives, our assessment of future cash flows, and the uncertainty surrounding the Pronto offering, management reviewed the fair value of the Company’s long-lived assets in accordance with SFAS 144 and determined to record a $6.7 million non-cash charge in the third quarter of 2002 to reduce the carrying value of the Company’s capitalized software, computer hardware and leasehold improvements to their estimated fair value. The charge has the effect of increasing the operating loss for the year ended December 31, 2002 by $6.7 million.

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, the Company took action on a plan approved by the Board of Directors, and consequently elected to discontinue revenue producing operations and terminate the Pronto service and initiate cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of most of its research and development efforts at its Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce will result in a $1.7 million charge to our results of operations in the first quarter of 2003. As a result of the plan approved by the Board of Directors, management reviewed the fair value of the Company’s long-lived assets and will record a $0.5 million non-cash charge to our results of operations in the first quarter of 2003.

We have determined that our direct to consumer marketing approach for Pronto has not proven effective in quickly growing its subscriber base. While we have pursued the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, we have determined that the establishment and support of such sales channels would require the ability to fund negative cash flow and losses until such time as significant revenue streams were realized, which could take additional time beyond the Company’s current cash resources. Consequently, we have determined that the establishment of sales channels through marketing and distribution relationships are not, at this time, a viable alternative.

We have now focused our efforts on locating and consummating a Transaction, if the proper opportunity is presented. At this time, management believes that the public market price of our stock does not adequately reflect the quality of our technology, products and services, and growth prospects and accordingly a Transaction may be the best means available to leverage our remaining cash resources and to maximize shareholder value.

It is possible our Board of Directors could determine not to further pursue a Transaction at all, or to consummate a Transaction that may or may not involve the ongoing development, marketing and commercialization of the Pronto platform, which could involve businesses unrelated to our present business.

Results of Operations

Years Ended December 31, 2002 and December 31, 2001

Net Revenue.    Net revenue decreased 28% to $3.3 million for the year ended December 31, 2002 from $4.6 million for the year ended December 31, 2001. This decrease was attributable to a $1.3 million decrease in subscription revenues from legacy wireless network operators for the 2002 period as compared to 2001, as well as $0.4 million of non-recurring development revenues recognized during 2001 as compared to 2002, offset by $0.4 million in revenues realized from the Pronto product offering during 2002. We anticipate that revenues from this legacy product, which were $2.9 million in 2002, will decrease substantially in the future and cease to provide any significant revenues, as we de-emphasize this product and focus on consummation of a Transaction. See “Liquidity and Capital Resources”.

Operating Expenses.    Operating expenses increased by 54% to $6.5 million for the year ended December 31, 2002 from $4.2 million for the year ended December 31, 2001. The increase was primarily attributable to the cost of expanding our live operator and customer service as well as increased customer acquisition costs incurred in connection with the marketing and offering of Pronto during 2002. We anticipate that operating expenses will continue to decrease in 2003, as compared to the year ended December 31, 2002, as a result of our recent decision to terminate Pronto service.

Sales and Marketing Expenses.    Sales and marketing expenses increased by 60% to $12.7 million for the year ended December 31, 2002 from $7.9 million for the year ended December 31, 2001. The increase from 2001 is primarily attributed to $8.2 million in direct marketing initiatives in 2002 for the Pronto product (which included television, direct mail, on-line and print advertising, as well as our utilization of non-cash media credits with the National Broadcasting Company, Inc. which reduced our deferred advertising asset, amounting to $2.2 million of expense). As of December 31, 2002, we are contractually obligated to purchase for cash an aggregate of approximately $0.3 million in advertising from CNN Newsource Inc. and ESPN Inc. We anticipate that sales and marketing expenses will continue to decrease in 2003, as compared to the year ended December 31, 2002, as a result of our recent decision to terminate the Pronto service.

Product Development Expenses.    Product development expenses decreased by 23% to $5.1 million for the year ended December 31, 2002 from $6.6 million for year ended December 31, 2001. The decrease from 2001 was primarily a result of reduced outside labor costs during 2002 that were associated with the creation of Pronto in 2001. We anticipate that product development expenses will continue to decrease in 2003, as compared to the year ended December 31, 2002, as a result of our recent decision to terminate Pronto service.

General and Administrative Expenses.    General and administrative expenses decreased by 15% to $14.7 million for the year ended December 31, 2002 from $17.2 million for the year ended December 31, 2001. This decrease from 2001 was primarily attributable to a decrease in personnel and related costs of $2.9 million, which reflect our 2002 cost management initiatives, partially offset by an increase in depreciation of $0.4 million as compared to the prior year period due to our capital investing activities undertaken in 2001. We anticipate that general and administrative expenses will continue to decrease in 2003, as compared to the year ended December 31, 2002, as a result of our recent decision to terminate the Pronto service.

Long-lived Asset Impairment.    Due to our operating results being substantially lower than anticipated, a decline in the Pronto subscriber base realized during the third quarter of 2002, the reduction of our direct to consumer marketing initiatives, our assessment of future cash flows, and the uncertainty surrounding the Pronto offering, management reviewed the fair value of the Company’s long-lived assets in accordance with SFAS 144 and determined to record a $6.7 million non-cash charge in the third quarter of 2002 to reduce the carrying value of the Company’s capitalized software, computer hardware and leasehold improvements to their estimated fair value.

Interest Income, Net.    Net interest income was $0.6 million for 2002 as compared to $2.8 million for 2001. The decrease was attributable to a lower amount of funds invested during 2002 as compared to 2001 as well as lower average returns on investments due to a general decrease in interest rates. We expect net interest income to decline in the near future as we continue to reduce the amount of funds invested.

Years Ended December 31, 2001 and December 31, 2000

Net Revenue.    Net revenues increased 2% to $4.6 million for the year ended December 31, 2001 from $4.5 million for the year ended December 31, 2000. The increase in 2001 is primarily attributable to an increase in subscription revenue from our SMS legacy wireless alert product offering to $4.1 million in 2001 from $2.7 million in 2000, offset by a decrease in 2001 development revenue to $0.5 million from $1.8 million in 2000.

Operating Expense.    Operating expenses increased by 32% to $4.2 million for the year ended December 31, 2001 from $3.2 million for the year ended December 31, 2000. The increase was primarily attributed to the cost of expanding our live operator, customer service and customer acquisition costs in connection with the test marketing of Pronto in the fourth quarter of 2001, as well as an increase in costs associated with the purchase of content and delivery of information due to the increase in subscription revenues during the 2001 period attributable to our SMS legacy wireless alert product.

Sales and Marketing Expense.    Sales and marketing expenses decreased by 28% to $7.9 million for the year ended December 31, 2001 from $10.9 million for the year ended December 31, 2000. The 2000 period included expenses relating to our launch in print, TV, radio and Internet media of the “Powered by i3”

advertising campaign supporting our legacy wireless alert product offering. This campaign was not continued in 2001. The expense decrease in 2001 was partially offset by sales and marketing initiatives in the fourth quarter of 2001 supporting the test marketing of Pronto. Sales and marketing expenses during the 2001 and 2000 periods include non-cash marketing expenses of $1.1 million and $0.9 million, respectively, associated with certain of our broadcast and online initiatives.

Product Development Expense.    Product development expenses increased by 143% to $6.6 million for the year ended December 31, 2001 from $2.7 million for the year ended December 31, 2000. The increase was primarily as a result of labor and related costs from the addition of personnel necessary to support the design and development of Pronto.

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

Interest Income, Net.    Net interest income was $2.8 million for the year ended December 31, 2001 as compared to $4.8 million for the year ended December 31, 2000. The decrease was attributable to a lower amount of funds invested in 2001 as compared to 2000. Interest income consists of interest on the investment of the net proceeds from our initial public offering in short-term, investment grade, interest-bearing instruments.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through December 31, 2002. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. Our working capital decreased to $16.9 million at December 31, 2002 from $50.5 million at December 31, 2001 and $82.4 million at December 31, 2000. As of December 31, 2002, we have an accumulated deficit of approximately $141 million. Cash and cash equivalents at December 31, 2002 were $20.6 million and $16.5 million at February 28, 2003.

Net cash used in operating activities was $28.1 million for the year ended December 31, 2002, $23.4 million for the year ended December 31, 2001 and $16.8 million for the year ended December 31, 2000. The principal use of cash in each of these periods was to fund our losses from operations.

We believe that our current cash and cash equivalents would be sufficient to meet our anticipated cash needs for working capital and capital expenditures which includes approximately $1.6 million of non-cancelable commitments for 2003 including among other things, rent, content and marketing commitments, which management will continue to resolve. We have determined, however, that we will not continue to market Pronto at this time and will instead focus on effecting a Transaction. If we effect a Transaction, relaunching the Pronto platform would require use of our existing cash resources and would require additional financing. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions and exploration of other potential business Transactions with strategic partners or our cash could fund operations unrelated to the Pronto platform. We anticipate that we will continue to incur negative operating margins and net losses. If the Company fails to generate sufficient revenues, enter into a Transaction, or raise additional capital, the resultant reduction of the Company’s available cash resources would have a material adverse effect on our ability to operate and therefore could result in the Company selling its assets and ceasing operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004, in the absence of a change in control related to a Transaction.

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

The reduction of workforce has resulted in a $0.8 million charge included in our results of operations for the year ended December 31, 2002. During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, the Company took action on a plan approved by the Board of Directors, and consequently elected to discontinue revenue producing operations and terminate the Pronto service and initiate cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of most of its research and development efforts at its Texas facility, and furthered its ongoing efforts to resolve contractual obligations. The reduction of workforce will result in a $1.7 million charge in its results of operations in the first quarter of 2003. As a result of the plan approved by the Board of Directors, management reviewed the fair value of the Company’s long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 and will record a $0.5 million non-cash charge to our results of operations in the first quarter of 2003.

Cash used in investing activities was $1.2 million for the year ended December 31, 2002, $6.9 million for the year ended December 31, 2001 and $7.4 million for the year ended December 31, 2000. Cash used in investing activities relates primarily to purchases of fixed assets. The decrease in 2002 was principally attributed to a reduction of capitalized expenses related to Pronto as compared to 2001.

Net cash used in financing activities was $2.7 million for the year ended December 31, 2002 and $2.0 million for the year ended December 31, 2001 as compared to net cash provided by financing activities of $80.8 million provided for the year ended December 31, 2000. The principal uses of cash in 2002 were $2.2 million for the purchase of treasury stock and $0.6 million for the repayment of certain capital lease obligations. The principal uses of cash in 2001 were $0.8 million for the repayment of certain capital lease obligations, $0.5 million for the issuance of a note, and $0.7 million for the purchase of treasury stock. Cash provided by financing activities in 2000 was primarily attributable to proceeds from sales of our common stock.

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

At December 31, 2000, we financed a portion of our capital hardware and software purchases, particularly certain of our billing and data warehouse system costs, through capital leases with about $1.4 million of capital lease obligations outstanding. During 2002 and 2001, we made payments on capital lease obligations of approximately $0.6 million and $0.8 million, respectively.

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

Revenue Recognition and Accounts Receivable

Our principal sources of revenues are derived from providing subscription-based wireless alert services from our SMS legacy wireless alert product offering. Our subscription revenue consists of fixed monthly usage charges, transactional fees based on the information delivered, or a combination of the two arrangements. Subscriber revenue for Pronto consists solely of fixed monthly subscription charges.

We recognize revenue when the price is fixed and determinable, persuasive evidence of an agreement exists, our service is provided to a customer and determinations are made that collection is probable. We establish allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired and increases in these allowances may be required.

Long-lived assets

We account for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we evaluate the realizability of our long-lived assets, based on estimates of future non-discounted cash flows at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that the estimated expected future cash flows from a long-lived asset are less than the carrying value, an impairment loss is calculated. This impairment loss is calculated as the difference between the fair value of the asset, as defined above, and the carrying value of the asset.

Due to our operating results being substantially lower than anticipated, a decline in the Pronto subscriber base realized during the third quarter of 2002, the reduction of our direct to consumer marketing initiatives, our assessment of future cash flows, and the uncertainty surrounding the Pronto offering, management reviewed the fair value of the Company’s long-lived assets in accordance with SFAS No. 144 and determined to record a $6.7 million non-cash charge in the third quarter of 2002 to reduce the carrying value of the Company’s capitalized software, computer hardware and leasehold improvements to their estimated fair value. The charge has the effect of increasing the operating loss for the year ended December 31, 2002 by $6.7 million.

Computer Software

We capitalize computer software costs developed or obtained for internal use. All costs associated with the development of code and purchase or license of software from external vendors, which is used to run our operations are capitalized and amortized over an estimated useful life of 2.5 years. We continually evaluate the recoverability of capitalized costs incorporating technological changes and forward looking company plans. In conjunction with our review for impairment performed in September 2002, all capitalized computer software costs at such date were written off in the $6.7 million asset impairment charge.

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

Advertising Costs

In accordance with AICPA Statement of Position 93-7, “Reporting on Advertising Costs,” we account for the cost of advertising by expensing them as incurred. Deferred advertising represents television advertising rights received in exchange for our preferred stock. The deferred advertising rights are amortized to expense as the advertising is used.

Income Taxes

Income taxes are determined in accordance with SFAS No. 109 (“SFAS 109”), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences or events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance we have considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as decline in future taxable income, may result in additional valuation allowance being required.

Recent Accounting Pronouncements

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. During the first quarter of 2003, the Company adopted SFAS 146 and recorded a charge of $1.7 million.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for stock-based compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended disclosure requirements at December 31, 2002. The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”). FIN No. 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN No. 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material adverse impact on the financial position, results of operations or cash flows of the Company.

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

As of December 31, 2002 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2003 has been estimated at approximately $0.1 million or approximately 1% of budgeted net loss for each 1% change in interest rates.

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

There can be no assurance that we will be able to consummate a Transaction.    We have incurred recurring operating losses, and our current operations are not generating positive cash flows. We have determined that a Transaction may be the best means available to leverage our remaining cash resources and to maximize shareholder value. Although we have entered into discussions with a potential strategic partner for a merger transaction and may shortly enter into a nonbinding letter of intent, we have not entered into any definitive binding agreement, and there can be no assurance we will be able to consummate a Transaction, or to do so on favorable terms. In the event we are unable to effect a Transaction, we will be required to implement additional cost reductions, obtain additional financing, or sell the assets of the Company and cease operations.

The potential benefits of a Transaction may not be realized.    Although we believe that a Transaction may enhance shareholder value and provide funding for strategic initiatives, any potential Transaction involves significant risks, many of which will be beyond our control. We may not realize the benefits of any potential Transaction because of numerous integration challenges, including the possibility that a Transaction may result in adverse changes to our business focus. Additionally, the market price of our common stock may decline as a result of any potential Transaction if the integration with any potential Transaction partner is unsuccessful, if we do not achieve the perceived benefits of any potential Transaction as rapidly or to the extent anticipated by financial analysts or investors, or if the effect of any potential Transaction is not consistent with our expectations.

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.    As of December 31, 2002, our officers, directors and affiliated persons beneficially owned approximately 35% of our voting securities. J. William Grimes, our President, Chief Executive Officer and Chairman of the Board of Directors, beneficially owned approximately 24% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants which provide for accelerated vesting upon a change in control if their employment is actually or constructively terminated as a result.

The following risks and uncertainties affecting our Pronto business assume we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, and thereafter the Company (or its successors) will continue to seek to commercialize the Pronto platform and provide funding for certain of the initiatives or similar initiatives described below.

It is also possible that in connection with effecting a Transaction, the Company (or its successors) could determine to continue or enter into new lines of business which might or might not involve continuation of the Pronto service or the utilization of its underlying technologies, in which case the following discussion would have limited or no application to the Company’s future operations.

We have a new product and are considering alternative business models, which makes predictions of our future results of operations difficult.    During 2001 we initiated the Pronto business model, which involved offering subscription-based voice-activated premium wireless content and services, and in the fall of 2001 we launched local consumer testing of our “Pronto” service offering. During the second quarter of 2002, we conducted a national direct-to-consumer marketing and sales campaign for Pronto. Despite these efforts, as a result of fewer subscribers than projected electing to subscribe to the Pronto service, the Company has determined that its direct to consumer marketing approach for Pronto has not proven effective in quickly growing its subscriber base. While the Company has pursued the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, the Company has determined that the establishment and support of such sales channels would require the ability to fund negative cash flow and losses until such time as significant revenue streams were realized, which could take additional time beyond the Company’s current cash resources. Consequently, the Company has determined that the establishment of sales channels through marketing and distribution relationships are not, at this time, a viable alternative. In the event that the Company consummates a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, the Company believes that it will need to focus its efforts on establishing sales channels for Pronto through marketing and distribution relationships with third parties. These could include wireless network operators, telecommunications carriers, Internet portals, business enterprises, and selected vertical retail outlets. Even if such a relationship is established, there can be no assurance any such relationships will be able to successfully commercialize the Company’s services, and the Company would continue to incur substantial operating losses, and would require significant additional financing, until such time as a substantial subscriber base, recurring revenues and positive cash flow were achieved. There can be no assurance that we will be able to enter into such a relationship. Due to the uncertainty of consummating a Transaction (or the nature thereof if consummated), the uncertainty in securing marketing channel distribution partnerships with third parties in the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies and evolving consumer preferences in our industry, it is difficult to predict our future results of operations. Investors must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in rapidly evolving and intensely competitive markets requiring significant capital expenditures such as those in which we are engaged. In the event we are unable to effect a Transaction, we will be required to implement additional cost reductions, obtain additional financing, or sell the assets of the Company and cease operations.

We have a history of losses and may not be able to generate sufficient net revenue from our Pronto business in the future to achieve or sustain profitability.    We have incurred losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we seek to consummate a Transaction. To date, our revenues have largely come from our legacy “Powered by i3 Mobile” SMS alerts distribution arrangements, and this revenue stream will cease in 2003 as we seek to consummate a Transaction. If we effect a Transaction, relaunching the Pronto platform would require use of our existing cash resources and would require additional financing. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions and exploration of other potential business Transactions with strategic partners or our cash resources could fund operations unrelated to the Pronto platform. We anticipate that we will continue to incur negative operating margins and net losses. Whether or not we consummate a Transaction, we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability. If the Company fails to generate sufficient revenues, enter into a Transaction, or raise additional capital, the resultant reduction of the Company’s available cash resources would have a material adverse effect on the Company’s ability to operate and therefore could result in the Company selling its assets and ceasing operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004.

The market for wireless content services is new, and our business will suffer if the market does not develop as we expect or if the usage of wireless content products does not continue to grow.    The wireless content services market is new and may not grow or be sustainable. In the event that we consummate a

Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, it is possible that our services may never achieve market acceptance or be well received by consumers. We had a limited number of customers and we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the premium wireless content and concierge services market. If general wireless product usage does not continue to increase, or the market for premium wireless content service does not develop, or develops more slowly than we expect, demand for our Pronto services may be limited and our business, financial condition and operating results could be harmed.

We will invest a significant amount of our resources to develop and support our products and services and may not realize any return on this investment.    In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, we plan to continue to invest a significant amount of our resources to develop and support our Pronto products and services. Accordingly, our success will depend on our ability to generate sufficient revenue from sales of these products and services to offset the expenses associated with developing and supporting them.

There are many risks that we would face in doing so. In particular, we would need to reduce the costs and improve our voice recognition system to optimize the calls that fail over to the live operator for basic requests of news, sports and weather. Additionally, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. Accordingly, if our products and services do not quickly achieve market acceptance, they may become obsolete before we have generated enough revenue from their sales to realize a sufficient return on our investment.

We expect to incur significant expenses and losses throughout 2003. If we incur substantial development and operating expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations would be materially adversely affected. Although our current cash and cash equivalents would be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2004, we have determined that we will not continue to market Pronto at this time and will instead focus on effecting a Transaction. If we effect a Transaction, relaunching the Pronto platform would require use of our existing cash resources and would require additional financing.

If we fail to enhance Pronto to meet changing customer requirements and technological advances, our operations would be materially adversely affected.    The timely development of new or enhanced products and services is a complex and uncertain process and in the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, we might not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We might also experience design, marketing and other difficulties that could delay or prevent our development, introduction or marketing of our Pronto services, as well as new products and enhancements. We might also be required to collaborate with third parties to develop our products and might not be able to do so on a timely and cost-effective basis, if at all. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

The Pronto business model relies on third-party software and technology, the loss of which would force us to use inferior substitute technology or to again cease offering our products.    The Pronto business model relies on third party intellectual property licenses. In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies we would again need to use some third-party software that may not be available on commercially reasonable terms, or at all. We would lose our ability to use this software if the agreements are terminated or if the rights of our suppliers to license it were challenged by individuals or companies which asserted ownership of these rights. The loss of, or inability to maintain or obtain, any required intellectual property would require us to use substitute technology, which would be more expensive or of lower quality or performance, or would force us to develop the technology ourselves or again cease offering our products. Any significant interruption in the supply of any licensed software would cause a decline in product sales, unless and until we were able to replace the functionality provided by such licensed software. We would also depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria would materially harm our business.

We depend on third parties for content, and the loss of access to this content could harm our business.    We do not create our own content. Rather, we acquire rights to information from numerous third-party content providers. In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, our future success would be dependent upon our ability to re-establish relationships with these content providers and enter into new relationships with other content providers. If we fail to enter into and maintain satisfactory arrangements with content providers, our business would suffer.

We may be subject to liability for our use or distribution of information that we receive from third parties.    In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, we would obtain content and commerce information from third parties. When we integrate and distribute this information through Pronto, we might be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement and product or service liability. Many content agreements do not provide indemnity protection. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. Our insurance coverages might not be adequate to cover fully the amounts or types of claims that might be made against us. Any liability that we would incur as a result of content we would receive from third parties would adversely affect our financial results. We also would gather personal information from users in order to provide personalized services. Gathering and processing this personal information might subject us to legal liability for negligence, defamation, invasion of privacy, product or service liability. We might also be subject to laws and regulations, both in the United States and abroad, regarding user privacy.

We rely heavily on our proprietary technology, but we may be unable to adequately protect or enforce our intellectual property rights.    In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, our success would depend significantly upon our proprietary technology. To protect our proprietary rights, we would rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite any efforts we would make to protect our proprietary rights, unauthorized parties might copy aspects of our products or services or obtain and use information that we would regard as proprietary. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property our business could suffer. If we cannot adequately protect our intellectual property, our competitive position may suffer. Companies in the software industry have frequently resorted to litigation regarding intellectual property rights. We might have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Similarly, we would not be able to ensure that our employees will comply with the confidentiality agreements that they will have entered into with us, or they will not misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions we would have in our contracts or misappropriates or infringes on our intellectual property, we might not have adequate remedies. In addition, third parties might independently discover or invent competing technologies or reverse engineer any trade secrets, software or other technology we might have.

Our products might infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.    The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we would attempt to avoid infringing known proprietary rights of third parties, we might be subject to legal proceedings and claims for alleged infringement by us or as licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims of infringement of other parties’ proprietary right would be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer. Furthermore, former employers of our employees might assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results would harm our business. We also might be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

Our failure to respond to rapid change in the market for voice interface services could cause us to lose revenue and harm our business.    The voice interface services industry is relatively new and rapidly evolving. In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, our success would depend substantially upon our ability to enhance our existing Pronto product release and to develop and introduce, on a timely and cost-effective basis, new versions with features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new enhanced functionalities or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing products with revenues from new products, our business would suffer. Commercial acceptance of our products and technologies would depend on, among other things, the ability of our products and technologies to meet and adapt to the needs of our target markets, and the performance and price of our products and our competitors’ products.

If our products contain defects, we could be exposed to significant product liability claims and damage to our reputation.    Because our products were partially designed to provide critical communications services, we might be subject to significant liability claims. Our agreements with customers typically contained provisions intended to limit our exposure to certain liability claims, but such agreements might not preclude all potential claims resulting from a defect in one or more of our products. Although we would maintain what we believed to be adequate product liability insurance covering certain damages arising from implementation and use of our products, our insurance might not be sufficient to cover us against all possible liability. Liability claims might also require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with regulations and evolving industry standards, sales of our existing and future products could be adversely affected.    In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, we anticipate that we would not be subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than laws and regulations applicable to businesses in general. However, in the future, we might be subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who would supply us airtime are subject to regulation by the FCC and regulations that affect them might increase our costs or reduce our ability to continue selling and supporting our services. While we believe that the current Pronto products comply with all current governmental laws, regulations and standards, we cannot assure you that we will be able to continue to design our products to comply with all necessary requirements in the future. In addition, we might be required to customize our products to comply with various industry or proprietary standards promoted by our competitors. Our key competitors may establish proprietary standards, which they do not make available to us. As a result, we may not be able to achieve interoperability with their products.

We might otherwise deem it necessary or advisable to modify our products to address actual or anticipated changes in the regulatory environment. Failure of our products to comply, or delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of our existing and future products. Moreover, the enactment of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry, could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and operating results.

Our business will suffer if we are unable to hire, retain and motivate highly qualified employees.    Our future success would depend on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we would provide our services are relatively new. As a result, qualified technical personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

Stock options are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. To retain our employees, we expect to continue to grant new options, subject to vesting, which could be dilutive to our current stockholders. Currently, our stock price is well below the exercise price of most of our outstanding options, causing the options to have minimal current value.

The Company expects the following risks and uncertainties to exist regardless of whether or not a Transaction is consummated.

We do not plan to pay any dividends.    Investors who need income from their holdings should not purchase our shares. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the future. As a result, our common stock is not a good investment for people who need income from their holdings.

Our stock price may be volatile due to factors outside of our control.    Since our initial public offering on April 6, 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National and SmallCap Markets and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate: the amount of our limited cash resources, an announcement of our intention to consummate a Transaction with a suitable strategic investment partner or acquisition candidate, actual or anticipated variations in operating results; announcements of operating results and business conditions by our customers and suppliers; announcements by our competitors relating to new customers, technological innovation or new services; economic developments in our industry as a whole; and general market conditions. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stock price may fluctuate due to variations in our operating results.

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

We have implemented anti-takeover provisions that could make it more difficult to acquire us.    Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. For example, a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. During 2001, we changed our charter to include provisions classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our board of directors. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which provides certain restrictions against business combinations with interested stockholders.

Our common stock may be subject to delisting from the Nasdaq Small Cap market.    Our common stock is currently trading on the Nasdaq SmallCap Market (“Nasdaq SmallCap”). By letter dated March 18, 2003 from Nasdaq, we have been made aware that we currently do not meet the minimum $1 per share requirement for continued listing on the Nasdaq SmallCap Market. In accordance with Marketplace Rule 4310(c)(8)(D), we have been provided with 180 days, until September 15, 2003, to regain compliance. If at anytime before September 15, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will be provided with notification that we are in compliance with the rule for continued listing. If compliance cannot be demonstrated by September 15, 2003, we would need to meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4310(c)(2)(A), whereby we would be granted an additional 180 day grace period to regain compliance. For continued listing, and in addition to the $1 minimum bid price, we must have (i) $2.5 million in stockholders’ equity or $35 million market value of listed securities or $500,000 net income from continuing operations; (ii) 500,000 publicly held shares; (iii) $1 million market value of publicly held shares; (iv) at least 300 shareholders; and (v) at least 2 market makers. Furthermore, if we are able to regain compliance with the listing standards for the Nasdaq National Market in accordance with Nasdaq Marketplace Rule 4450(a)(2), we would again be eligible for listing on the Nasdaq National Market; however there can be no assurance of our ability to meet the standards of the Nasdaq National market and regain listing. If we are unable to demonstrate compliance with the Nasdaq SmallCap criteria for maintaining our listing, our common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq SmallCap and were neither re-listed thereon nor listed for trading on another recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of our company and services and could restrict investors’ interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

If our cash balances, revenue and operating results fall below investors’ expectations, our stock price could significantly decline.    Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline. As a result of any of these factors, our quarterly or annual operating results could fall below the expectations of public market analysts and investors. In this event, the price of our common stock could significantly decline.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names and ages of our Directors and Executive Officers as of April 7, 2003 are as follows:

Executive Officers	Age	Position
J. William Grimes	62	President, Chief Executive Officer and Chairman of the Board of Directors
W. Peter Daniels	48	Director
Roger L. Werner, Jr.	53	Director
Matthew J. Stover	47	Director
James A. Johnson	64	Director
Edward J. Fletcher	32	Senior Vice President, Finance
Bryan McCann	45	Senior Vice President, Products and Services

J. William Grimes has served as President and Chief Executive Officer since March 2003 and as the Chairman of the Board of Directors since August 2001, and has been a member of the Board of Directors since February 1999. Since 1996, Mr. Grimes has been a member of BG Media Investors LLC, a company he founded. BG Media Investors LLC is a private equity capital firm specializing in investments in media and telecommunications companies. From 1994 until 1996, Mr. Grimes was the Chief Executive Officer of Zenith Media, a media services agency. From 1991 until 1993, he served as Chief Executive Officer of Multimedia, Inc., a diversified media company that merged into Gannett Co., Inc. in 1995. From 1988 through 1991, Mr. Grimes was President and Chief Executive Officer of Univision Holdings, Inc., the largest Spanish language media company in the United States. From 1982 through 1988, Mr. Grimes was President and Chief Executive Officer of ESPN, Inc. Mr. Grimes also serves on the board of directors of InterVU, Inc., and is an Executive Director of the New School University’s “Media Management Program.”

W. Peter Daniels has been a member of the Board of Directors since July 1991. Since March 2002, Mr. Daniels has been the President of the Medical Center of Ocean County, New Jersey. From November 1999 until March 2002, Mr. Daniels served as the President and Chief Executive Officer of Southampton Hospital in Southampton, New York. From January 1995 until November 1999, Mr. Daniels was the Chief Operating Officer of Winthrop University Hospital in Mineola, New York.

Roger L. Werner, Jr. has been a member of the Board of Directors since May 2002. Since January 2002, Mr. Werner has been the President and CEO of High Speed Video, Inc. From August 1994 until September 2001, Mr. Werner served as Chief Executive Officer of the Speedvision and Outdoor Life cable networks, which he founded in August 1994. From 1990 until 1994, Mr. Werner helped develop five regional cable sports networks. Mr. Werner served as Chief Executive Officer of ESPN, Inc. from 1988 until 1990 and as its Chief Operating Officer from 1982 until 1988.

Matthew J. Stover has been a member of the Board of Directors since July 2000. Since January 2000, Mr. Stover has been the Chairman of LKM Ventures, LLC, an investment management and advisory firm. From May 2000 to June 2001, Mr. Stover also served as the President and then President and Chief Executive Officer of edu.com, Inc. a marketing services company that facilitated partnerships and commerce between colleges and universities and Fortune 500 companies. From January 1994 to December 1999, he was the Group President of Directory Services for Bell Atlantic Corporation and its predecessor, NYNEX Information Services Group. Mr. Stover is also a director of Clickmarks, Inc. and DCCI, Inc. and is a trustee of the Committee for Economic Development. He is a former director of Infoseek Corporation.

James A. Johnson has been a member of the Board of Directors since August 1998. Since 1987, Mr. Johnson has been a managing general partner of Apex Venture Partners, a Chicago based venture capital firm, which he co-founded in 1987. Prior to 1987, he was one of the three founding partners of Knightsbridge Partners, a private investment firm. Previously, Mr. Johnson was associated with Beatrice Foods, serving in a number of positions, including Chief Financial Officer of the parent corporation and Senior Vice President of the US Foods operating subsidiary.

Edward J. Fletcher has served as our Senior Vice President, Finance since December 2001. From July 2000 to December 2001, Mr. Fletcher served as our Vice President of Finance and Controller. From October 1993 to July 2000, Mr. Fletcher served in a variety of capacities with Ernst & Young, LLP in its Assurance Advisory Business Services practice. Mr. Fletcher has a Bachelor of Science in Accounting from Fairfield University and is a Certified Public Accountant.

Bryan McCann has served as our Senior Vice President, Products and Services since April 2001. From October 1997 to April 2001, Mr. McCann held several different positions with Sprint PCS, including from August 2000 to April 2001 as Vice President, Wireless Data Services where he was responsible for product development and life cycle management for all mobile data services. From January 1999 to July 2000, he was Senior Director, Application Development at Sprint and, from October 1997 to December 1998, he served as Director, Client Services at Sprint. From August 1995 to October 1997, Mr. McCann was Director of Customer Service and Telecommunications of Implant Innovations, Inc., a manufacturer and distributor of oral surgical products.

Item 11.    Executive Compensation

The following table sets forth information for each of the fiscal years ended December 31, 2002, 2001 and 2000 concerning compensation of all individuals serving as (i) chief executive officer during the fiscal year ended December 31, 2002 and (ii) the four most highly compensated executive officers (other than the chief executive officer) who in each case were serving as executive officers during and at the end of the last completed fiscal year ending December 31, 2002:

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)		All Other Compensation(1)

John A. Lack President and Chief Executive Officer	2002 2001 2000	300,000 300,000 34,041	30,000 50,000	765,000	(2)	12,877 11,566 1,041

John McMenamin Executive Vice President, Sales	2002 2001	250,000 214,187	45,000	50,000 250,000	(3)	1,330 12,595

Wes Trager Executive Vice President and Chief Technology Officer	2002 2001 2000	220,000 200,000 5,556	20,000 25,000	50,000 200,000	(4)	4,940

Bryan McCann Senior Vice President, Products and Services	2002 2001	200,000 141,667	64,000	200,000	(5)	11,500 5,000

Shari F. Leventhal Senior Vice President, Marketing	2002 2001	200,000 66,667	8,000	175,000	(6)	10,500 2,000

(1)	The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to SEC rules. The amounts shown in this column include travel allowances.

(2)	Represents options to purchase 15,000 shares of our common stock at $5.63 per share, 250,000 shares of our common stock at $5.03 per share, 250,000 shares of our common stock at $7.03 per share and 250,000 shares of our common stock at $9.03 per share.

(3)	Represents options to purchase shares of our common stock at $2.00 per share.

(4)	Represents options to purchase shares of our common stock at $1.875 per share.

(5)	Represents options to purchase shares of our common stock at $1.05 per share.

(6)	Represents options to purchase 20,000 shares of our common stock at $2.56 per share and 150,000 shares of our common stock at $2.84 per share.

OPTION GRANTS IN LAST FISCAL YEAR

(Individual Grants)

The following table shows information regarding options granted to the named executive officers during the year ended December 31, 2002, We have not granted any stock appreciation rights. None of the named executive officers exercised any stock options during fiscal 2002.

Name	Number of Securities Underlying Options(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Sh)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5%	10%
John A. Lack	—	—	—	—	—	—
John McMenamin	50,000	9.79%	1.10	2012	314,447	796,870
Wes Trager	50,000	9.79%	1.10	2012	34,589	87,656
Bryan McCann	—	—	—	—	—	—
Shari F. Leventhal	—	—	—	—	—	—

*	Less than one (1%) percent.

(1)	All options were granted under our 1995 and 2000 Stock Incentive Plans. All options were incentive stock options that vest in either monthly installments after the initial annual period or in annual installments over either three of four years, subject to immediate vesting in the event of a change in control of our company.

(2)	Based upon options to purchase an aggregate of 510,750 shares of our common stock granted to employees in 2002.

(3)	The options have ten-year terms, subject to earlier termination upon death, disability or termination of employment.

(4)	Potential gains are net of exercise price, but before taxes associated with exercise. We recommend caution in interpreting the financial significance of the figures representing the potential realizable value of the stock options. They are calculated by multiplying the number of options granted by the difference between a future hypothetical stock price and the option exercise price and are shown pursuant to rules of the SEC. They assume that the fair value of the common stock appreciates 5% or 10% each year based on the value at date of grant, compounded annually, for ten years (the term of each option). They are not intended to forecast possible future appreciation, if any, of our stock price or to establish a present value of options. Also, if appreciation does occur at the 5% or 10% per year rate, the amounts shown would not be realized by the recipients until the year 2012. Depending on inflation rates, these amounts may be significantly less in 2012, in real terms, than their value today.

AGGREGATE YEAR-END OPTION VALUES

(December 31, 2002)

	Number of unexercised options at fiscal year-end(#)		Value of unexercised in-the-money options at fiscal year-end($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Lack	515,000	250,000	—	—
John McMenamin	83,334	216,667	—	12,500
Wes Trager	133,366	116,638	—	12,500
Bryan McCann	66,667	133,333	20,000	40,000
Shari F. Leventhal	58,332	116,668	—	—

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

We previously entered into an employment agreement with John A. Lack, our previous President and Chief Executive Officer, dated as of November 20, 2000. Effective March 24, 2003, Mr. Lack ceased to be the President and Chief Executive Officer of the Company, and the Company is currently negotiating his severance arrangement.

We entered into an amended employment agreement dated as of December 21, 2000 (as amended in October 2002) with Wes Trager, our Executive Vice President and Chief Technology Officer. Effective March 27, 2003, Mr. Trager was given notice of his termination, and the Company is currently negotiating his severance arrangement.

On November 20, 2002, we served notice that we had elected not to renew the agreement with John McMenamin, our Executive Vice President, Sales, which we had entered into on February 21, 2001 and which subsequently expired on February 21, 2003. Mr. McMenamin remained an employee of the Company “at will” until March 25, 2003, at which point the company terminated his “at will” employment.

We entered into an employment agreement dated as of April 16, 2001 with Bryan McCann, our Senior Vice President, Products and Services. The agreement will expire on April 16, 2003, as we have given notice of termination. Pursuant to the agreement, Mr. McCann receives an annual salary of not less than $200,000.

We entered into an employment agreement dated as of September 4, 2001 with Shari F. Leventhal, our Senior Vice President, Marketing. On March 27, 2003, Ms. Leventhal exercised her right to terminate as a result of a “Change of CEO” (as defined in Ms. Leventhal’s employment agreement), and the Company is currently negotiating her severance arrangement.

Compensation Committee Interlocks and Insider Participation

Messrs. Stover (until June), Werner (since June), Grimes, Lack and Maloney served as members of our Compensation Committee during fiscal 2002. None of our executive officers has served as a member of the compensation committee, or other committee serving an equivalent function, of any other entity, whose executive officers served as a director of or a member of our Compensation Committee.

Board Compensation Committee Report on Executive Compensation

General.    The Compensation Committee of the Board is responsible for determining and administering our compensation policies for the remuneration of our executive officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective.

Salaries.    The policy is to provide salaries (i) that are approximately at the median of the salaries paid to similar executive officers in similar companies, adjusted in the Compensation Committee’s or the Board of Director’s subjective judgment to reflect differences in duties of the officers and differences in the size and stage of development of the companies, in order to attract and retain qualified executives and (ii) that compensate individual employees for their individual contributions and performance. The Compensation Committee or the Board of Directors determines comparable salaries paid by other companies similar to us through its subjective evaluation of its members’ knowledge of salaries paid by other companies, any studies conducted about our industry, salary requests of individuals interviewed by us for open positions and recommendations of management. The Compensation Committee or the Board of Directors subjectively evaluates this information and our financial resources and prospects to determine the salary and severance arrangements for an executive officer.

Components of executive compensation.    Historically, our executive employees have received cash-based and equity-based compensation.

Cash-Based Compensation.    Base salary represents the primary cash component of an executive employee’s compensation and is determined by evaluating the responsibilities associated with an employee’s position and the employee’s overall level of experience. In addition, the Compensation Committee, in its discretion, may award bonuses. The Compensation Committee and the Board of Directors believe that our management and employees are best motivated through stock option awards and cash incentives.

Equity-Based Compensation.    Equity-based compensation principally has been in the form of stock options. The Compensation Committee and the Board of Directors believe that stock options represent an important component of a well-balanced compensation program. Because stock option awards provide value only in the event of share price appreciation, stock options enhance management’s focus on maximizing long-term stockholder value and thus provide a direct relationship between an executive’s compensation and the stockholders’ interests. No specific formula is used to determine stock option awards for an employee. Rather, individual award levels are based upon the subjective evaluation of each employee’s overall past and expected future contributions to our success. Stock options granted from time to time to our executive employees, including the named executive officers, under our Incentive Stock Plans generally provide for acceleration of vesting in the event of a change in control of our company.

Employment agreements and miscellaneous personal benefits.    The Compensation Committee’s and the Board of Director’s policy has been to have employment agreements with certain of its executive officers to provide them with specified minimum positions, periods of employment, salaries, fringe benefits and severance benefits. These benefits are intended to permit the executive officer to focus his attention on performing his duties, rather than on the security of his employment, and to provide the officer with benefits deemed by the Compensation Committee or the Board to be suitable for the executive’s office.

Item 12.    Security Ownership of Beneficial Owners and Management

The following table sets forth certain information regarding ownership of the common stock of the Company as of April 7, 2003 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director or nominee, by each of our executive officers named in the Summary Compensation Table and by all of our directors and executive officers as a group. The information contained in the table was furnished by the persons listed therein. The calculations of the percentage of shares beneficially owned are based on 20,115,990 shares of common stock outstanding on April 7, 2003, plus, with respect to each such person, the number of additional shares issuable upon exercise of outstanding warrants and options that are exercisable within sixty (60) days of April 7, 2003. Unless otherwise indicated, the address of each stockholder is c/o i3 Mobile, Inc., 181 Harbor Drive, Stamford, Connecticut 06902.

Name and Address	Aggregate Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding
John A. Lack	515,000	(2)	2.6
John McMenamin	166,667	(3)	*
Wes Trager	144,483	(4)	*
Bryan McCann	66,667	(5)	*
Shari F. Leventhal	58,332	(6)	*

W. Peter Daniels c/o Medical Center of Ocean County 425 Jack Martin Blvd. Brick, New Jersey, 08724	248,500	(7)	1.2

J. William Grimes c/o BG Media Investors L.P. 400 Madison Avenue New York, NY 10017	4,873,100	(8)	24.23

James A. Johnson c/o Apex Venture Partners 225 W. Washington Street, Suite 1500 Chicago, IL 60606	644,984	(9)	3.2

Matthew J. Stover c/o LKM Ventures LLC 6 Basswood Lane Andover, MA 01810	45,700	(10)	*

Roger L. Werner, Jr. c/o Werner Telesport LLC 1209 Orange Street Wilmington, DE 19801	20,000	(11)	*

Stephen G. Maloney 1766 Shippan Avenue Stamford, CT 06902	1,542,088	(12)	7.7

BG Media Investors L.P. 400 Madison Avenue New York, NY 10017	4,821,600		23.97

All directors and executive officers as a group (12 persons)	6,799,109	(13)	33.80

*	Less than one (1%) percent.

(1)	Includes shares issuable upon the exercise of warrants and options which are exercisable within 60 days of April 7, 2003.

(2)	Includes 515,000 shares issuable upon the exercise of options.

(3)	Includes 166,667 shares issuable upon the exercise of options.

(4)	Includes 144,483 shares issuable upon the exercise of options.

(5)	Includes 66,667 shares issuable upon the exercise of options.

(6)	Includes 58,232 shares issuable upon the exercise of options.

(7)	Includes 27,500 shares issuable upon the exercise of options.

(8)	Includes 51,500 shares issuable upon the exercise of options, and 4,821,600 shares of common stock held by BG Media Investors L.P. Mr. Grimes is the Managing Member of BG Media Investors LLC, the General Partner of BG Media Investors L.P. Mr. Grimes disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(9)	Consists of 195,984 shares of common stock issuable upon the exercise of warrants at a weighted average exercise price of $3.00 per share held by Apex Investment Fund III, L.P. and Apex Strategic Partners, LLC, and 421,500 shares of common stock held by Apex Investment Fund III, L.P. and Apex Strategic Partners, LLC. Mr. Johnson is President of Stellar Investment Co., the Managing Member of Apex Management III, LLC, which is the General Partner of Apex Investment Fund III, L.P. and the Manager of Apex Strategic Partners, LLC. Mr. Johnson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes options to purchase 27,500 shares of common stock.

(10)	Includes 45,000 shares issuable upon the exercise of options.

(11)	Includes 20,000 shares exerciseable upon the exercise of options.

(12)	Includes 10,000 shares issuable upon the exercise of options, and 266,809 shares of common stock issued to the Stephen G. Maloney 1999 Qualified Grantor Retained Annuity Trust, an entity controlled by Mr. Maloney.

(13)	Includes 1,354,809 shares issuable upon the exercise of warrants and options.

Compliance With 16(a) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of the common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Directors, executive officers and greater than ten percent stockholders are required to furnish us with copies of all such forms that they file.

To the Company’s knowledge, based solely on the review of such forms furnished to us and written representations that no other reports are required, we believe that during fiscal 2002, our directors, executive officers and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

As a result of certain modifications to the insider trading rules, and in particular, the promulgation of SEC Rule 10b5-1, in 2002 we revised our insider trading policy to allow certain officers and directors to establish trading plans. Rule 10b5-1 allows certain officers and directors to establish written programs that permit an independent person who is not aware of insider information at the time of the trade to execute pre-established trades of our securities for the officer or directors according to fixed parameters. As of March 30, 2002, Steven G. Maloney had established such a trading plan. We will disclose in future filings with the SEC the name of any additional officers or directors who establish trading plans in compliance with Rule 10b5-1.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of December 31, 2002 is as follows (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,649,224	$3.79	1,019,546
Equity compensation plans not approved by security holders	—	—	—

Total	2,649,224	$3.79	1,019,546

Item 13.    Certain Relationships and Related Transactions

During April 2002, the Company purchased, through a privately negotiated transaction, 1.5 million shares of the Company’s common stock, at $1.10 per share, from Keystone Ventures IV, L.P. and Keystone Ventures V, L.P., which represented a discount to the fair market value of the shares at the time of such repurchase. The Keystone entities, which were then the record holders of more than 5% of the Company’s common stock, had purchased the shares in a private placement prior to the Company’s April 2000 initial public offering.

On September 10, 2001, we entered into a note and security agreement with RMU Management, LLC an entity controlled by a Robert M. Unnold, then a director and an Audit Committee member and then a record holder of in excess of 5% of the Company’s common stock. Under the terms of the note, as amended, we agreed to lend RMU Management, LLC the sum of $0.5 million until December 31, 2002, at an interest rate equal to the prime rate plus two percent. The note, as amended, was secured by 0.8 million shares of our common stock owned by RMU Management, LLC. As RMU defaulted on the principal balance as of December 31, 2002, the Company exercised its rights to transfer collateral with a market value equal to the principal balance outstanding, or 0.4 million shares in full satisfaction of the remaining obligation, in accordance with the terms of the note.

During April 2002 and June 2002, the Company repurchased 0.5 million shares of its common stock from Mr. Unnold. The average price of these repurchases was $0.85 per share, which represented no greater than the fair market value of the shares at the time of such repurchases.

Item 14.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President, Finance (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Senior Vice President, Finance concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule Number	Description

I	Report of Independent Accountants on Financial Statement Schedule

II	Valuation and Qualifying Accounts

3.    Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 16, 1999(A)

3.2	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 22, 1999(A)

3.3	Certificate of Designations, Powers, Preferences and Rights of Series F Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 22, 1999(A)

3.4	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 22, 1999(A)

3.5	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on January 4, 2000(A)

3.6	Certificate of Amendment to Restated Certificate of Incorporation of i3 Mobile, Inc. filed with the Secretary of State of the State of Delaware on June 11, 2002*

3.7	Amended and Restated Bylaws of i3 Mobile(B)

4.1	Amended Form of Common Stock Certificate(B)

4.3	1995 Stock Incentive Plan, as amended(A)

4.4	2000 Stock Incentive Plan, as amended(B)

4.5	General Form of Warrant issued to other warrant holders(A)

10.1	Employment Agreement by and between i3 Mobile and John Lack dated as of November 20, 2000(B)

10.2	Employment Agreement by and between i3 Mobile and Wes Trager dated as of December 21, 2000(B)

10.2a	Amendment to Employment Agreement by and between i3 Mobile and Wes Trager dated as of October 1, 2002*

10.3	Employment Agreement by and between i3 Mobile and John McMenamin dated as of February 21, 2001(B)

10.4	Employment Agreement by and between i3 Mobile and Bryan McCann dated as of April 16, 2001(C)

10.5	Employment Agreement by and between i3 Mobile and Shari Leventhal dated as of September 4, 2001*

10.6	Employment Agreement by and between i3 Mobile and Ed Fletcher dated as of December 10, 2001(C)

10.7	Employment Agreement by and between i3 Mobile and Sean Daniels dated as of July 22, 2002*

10.8	Agreement of Sublease by and between i3 Mobile and National Westminster Bank, PLC, dated as of September 9, 1999(A)

10.8a	Amendment No. 1 to Sublease by and between i3 Mobile and National Westminster Bank, PLC dated as of September 26, 2000(B)

10.8b	Settlement Agreement by and between i3 Mobile and National Westminster Bank, PLC dated as of April 19, 2001(C)

10.9	Lease Agreement by and between i3 Mobile and Double Creek Capital Corporation dated November 30, 1999(A)

Exhibit Number	Description

10.10	Services Agreement by and between i3 Mobile and LKM Ventures LLC dated November 27, 2001(C)

10.11	Note between i3 Mobile and RMU Management LLC dated September 5, 2001(C)

10.11a	Security Agreement between i3 Mobile and RMU Management LLC, dated September 5, 2001(C)

10.11b	Stock Purchase Agreement by and between i3 Mobile and RMU Management LLC, dated as of April 17, 2002*

10.11c	Stock Purchase Agreement by and between i3 Mobile and RMU Management LLC, dated as of June 28, 2002*

10.12	Stock Purchase Agreement by and between i3 Mobile and Keystone Ventures IV, LP, dated as of April 8, 2002*

10.12a	Stock Purchase Agreement by and between i3 Mobile and Keystone Ventures V, LP, dated as of April 8, 2002*

10.13	Agreement by and between i3 Mobile, Inc. and iNetNow, Inc. dated October 1, 2001(C)

10.13a	Amendment Number 1 to Agreement by and between i3 Mobile, Inc. and iNetNow, Inc. dated November 7, 2001(C)

10.13b	Amendment Number 2 to Agreement by and between i3 Mobile, Inc. and iNetNow, Inc. dated February 1, 2002*

10.13c	Amendment No. 3 to Agreement by and between i3 Mobile and iNetNow dated October 31, 2002*

23.1	Consent of PricewaterhouseCoopers LLP*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(A)	Incorporated by reference from Registration Statement of the Registrant on Form S-1, No. 333-94191, declared effective by the Securities and Exchange Commission on April 6, 2000.

(B)	Incorporated by reference from Annual Report on Form 10-K filed by i3 Mobile for the year ended December 31, 2000.

(C)	Incorporated by reference from Annual Report on Form 10-K filed by i3 Mobile for the year ended December 31, 2001.

*	Filed herewith

(b)    Reports on Form 8-K.

On October 31, 2002, i3 Mobile, Inc. (the “Company”) announced that it has retained the investment banking firm of Kaufman Bros., L.P. to assist the Company’s Board of Directors in exploring various strategic options for the Company to enhance shareholder value, including through a strategic alliance, joint venture, merger or acquisition transaction, or the possible sale of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i3 MOBILE, INC.

By:	/s/ EDWARD J. FLETCHER
Edward J. Fletcher Senior Vice President, Finance

April 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. WILLIAM GRIMES J. William Grimes	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 8, 2003

/s/ W. PETER DANIELS W. Peter Daniels	Director	April 8, 2003

/s/ JAMES A. JOHNSON James A. Johnson	Director	April 8, 2003

/s/ MATTHEW J. STOVER Matthew J. Stover	Director	April 8, 2003

/s/ ROGER L. WERNER Roger L. Werner	Director	April 8, 2003

CERTIFICATION

I, J. William Grimes, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of i3 Mobile, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 8, 2003

/S/ J. WILLIAM GRIMES
Name:	J. William Grimes
Title:	Chief Executive Officer

CERTIFICATION

I, Edward J. Fletcher, Senior Vice President, Finance, certify that:

1.	I have reviewed this annual report on Form 10-K of i3 Mobile, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 8, 2003

/S/ EDWARD J. FLETCHER
Name:	Edward J. Fletcher
Title:	Senior Vice President, Finance

i3 MOBILE, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

i3 Mobile, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of i3 Mobile, Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company’s Board of Directors elected to discontinue revenue-producing operations and scale back operations in order to reduce recurring operating losses and preserve cash resources. The Company has retained an investment banker to explore various options including a merger, acquisition or sale of the Company.

PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut

January 27, 2003 except for Note 1 and Note 15, which are as of March 27, 2003

i3 MOBILE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$20,572	$52,612
Accounts receivable, net of allowances (Note 2)	138	651
Deferred advertising (Note 11)	—	2,245
Prepaid expenses and other current assets	558	749

Total current assets	21,268	56,257
Fixed assets, net (Note 3)	1,765	11,423
Deposits and other non-current assets	334	778

Total assets	$23,367	$68,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,080	$1,827
Accrued liabilities (Note 4)	2,248	3,363
Capital lease obligation, current portion	—	568

Total current liabilities	4,328	5,758
Commitments and contingencies (Notes 5 and 6)	—	—

Total liabilities	4,328	5,758

Stockholders’ equity :
Preferred stock; $.01 par value, 50,000 shares authorized, none issued (Note 9)	—	—
Common stock; $.01 par value, 75,000,000 shares authorized, 24,805,640 and 24,788,740 shares issued	248	248
Additional paid-in capital	166,945	166,919
Notes receivable from stockholders (Note 7)	—	(500)
Deferred compensation	—	(133)
Accumulated deficit	(140,517)	(98,871)
Treasury stock at cost, 4,704,650 and 2,230,000 shares	(7,637)	(4,963)

Stockholders’ equity	19,039	62,700

Total liabilities and stockholders’ equity	$23,367	$68,458

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net revenue	$3,317	$4,597	$4,494

Expenses:
Operating	6,461	4,198	3,178
Sales and marketing	12,666	7,921	10,929
Product development	5,072	6,593	2,717
General and administrative	14,642	17,175	15,024
Long-lived asset impairment	6,731	—	—

Total expenses	45,572	35,887	31,848

Operating loss	(42,255)	(31,290)	(27,354)

Interest income, net	(609)	(2,825)	(4,778)

Loss applicable to common stock	(41,646)	(28,465)	(22,576)

Dividends on mandatorily redeemable preferred stock	—	—	(2,829)

Loss applicable to common stock	$(41,646)	$(28,465)	$(25,405)

Net loss per share—basic and diluted:
Net loss applicable to common stock per share	$(1.97)	$(1.25)	$(1.39)

Shares used in computing net loss per share	21,124	22,742	18,314

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2000	2,194	$—	7,655,500	$77	$27,253	$(31)	$(764)	$(45,001)	$(4,230)	$(22,696)
Sale of common shares	—	—	5,622,500	56	80,619	—	—	—	—	80,675
Conversion of mandatorily redeemable preferred	(2,194)	—	11,316,765	113	58,056	—	—	—	—	58,169
Issuance of common shares pursuant to the exercise of stock options	—	—	111,675	1	168	—	—	—	—	169
Repayment of notes receivable from shareholders	—	—	—	—	—	27	—	—	—	27
Amortization of deferred compensation	—	—	—	—	1,641	—	(960)	—	—	681
Accretion of preferred dividends	—	—	—	—	—	—	—	(2,829)	—	(2,829)
Issuance of common stock purchase warrants	—	—	—	—	270	—	—	—	—	270
Net loss	—	—	—	—	—	—	—	(22,576)	—	(22,576)

Balance at December 31, 2000	—	$—	24,706,440	$247	$168,007	$(4)	$(1,724)	$(70,406)	$(4,230)	$91,890
Issuance of common shares pursuant to the exercise of stock options	—	—	82,300	1	75	—	—	—	—	76
Repayment of notes receivable from shareholders	—	—	—	—	—	4	—	—	—	4
Issuance of shareholder loan	—	—	—	—	—	(500)	—	—	—	(500)
Amortization of deferred compensation	—	—	—	—	(1,163)	—	1,591	—	—	428
Treasury stock repurchase	—	—	—	—	—	—	—	—	(733)	(733)
Net loss	—	—	—	—	—	—	—	(28,465)	—	(28,465)

Balance at December 31, 2001	—	$—	24,788,740	$248	$166,919	$(500)	$(133)	$(98,871)	$(4,963)	$62,700
Issuance of common shares pursuant to the exercise of stock options	—	—	16,900	—	17	—	—	—	—	17
Repayment of notes receivable	—	—	—	—	—	500	—	—	—	500
Amortization of deferred compensation	—	—	—	—	(55)	—	133	—	—	78
Issuance of common stock purchase warrants	—	—	—	—	64	—	—	—	—	64
Treasury stock repurchase	—	—	—	—	—	—	—	—	(2,674)	(2,674)
Net loss	—	—	—	—	—	—	—	(41,646)	—	(41,646)

Balance at December 31, 2002	—	$—	24,805,640	$248	$166,945	$—	$—	$(140,517)	$(7,637)	$19,039

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(41,646)	$(28,465)	$(22,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,226	4,740	1,703
Non-cash charges from the issuance of common stock warrants	112	127	95
Amortization of deferred stock compensation	78	428	681
Long-lived asset impairment	6,731	—	—
Other	—	—	96
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	513	(115)	(232)
Decrease in deferred advertising	2,245	1,104	912
Decrease (increase) in other current assets and other assets	214	(409)	170
(Decrease) increase in accounts payable	(458)	(192)	1,295
(Decrease) increase in accrued liabilities	(1,115)	(606)	1,094

Net cash used in operating activities	(28,100)	(23,388)	(16,762)

Cash flows from investing activities:
Purchase of fixed assets, net	(1,215)	(6,946)	(7,382)

Net cash used in investing activities	(1,215)	(6,946)	(7,382)

Cash flows from financing activities:
Payments on capital lease obligations	(568)	(801)	(68)
Proceeds from the sale of common stock, net	—	—	80,675
Proceeds from the exercise of stock options	17	76	169
Repurchase of common and preferred stock	(2,174)	(733)	—
(Issuance) repayments of notes receivable, net	—	(496)	27

Net cash (used in) provided by financing activities	(2,725)	(1,954)	80,803

(Decrease) increase in cash and cash equivalents	(32,040)	(32,288)	56,659
Cash and cash equivalents at beginning of period	52,612	84,900	28,241

Cash and cash equivalents at end of period	$20,572	$52,612	$84,900

Supplemental disclosures of cash flows and non cash activities: Interest paid in cash	$80	$124	$36
Accretion of mandatorily redeemable preferred stock	$—	$—	$2,829

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Operations of the Company and Liquidity:

i3 Mobile, Inc., “i3” or the “Company”, was incorporated in Delaware on June 28, 1991. From its inception in June 1991 until 2001, the Company’s business was comprised of distributing customized text-based information to mobile devices under the “Powered by i3 Mobile” product brand. During 2001, the Company evolved into a company that it believed was among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

Although the Company undertook substantial efforts to research, develop and market the Pronto product, as discussed below, the Company did not achieve the subscriber levels which had been estimated and were needed to sustain the core business model. Due to the challenges the Company faced in marketing the Pronto product, and its concerns about its cash resources going forward, in October 2002, the Company engaged the services of an investment banker to pursue strategic alternatives, including a potential merger or acquisition of the Company (collectively, a “Transaction”). As a result of that engagement, the Company has now entered into discussions with a potential Transaction partner, and to facilitate this or another Transaction, in March 2003 the Company announced the termination of the Pronto service and other cost saving measures in order to manage its cash resources. Although the Company has entered into discussions with a potential strategic partner for a merger transaction and may shortly enter into a nonbinding letter of intent, the Company has not entered into any definitive binding agreement and there can be no assurance the Company will be able to do so, or to do so on favorable terms. In the event the Company is unable to effect a Transaction in the near term, the Company will be required to implement additional cost reductions, obtain additional financing, or sell the assets of the Company and cease operations.

The Company has now focused its efforts on locating and consummating a Transaction, if the proper opportunity is presented. At this time, management believes that the public market price of its stock does not adequately reflect the quality of its technology, products and services, and growth prospects and accordingly a Transaction may be the best means available to leverage the Company’s remaining cash resources and to maximize shareholder value.

Additionally, subscription revenues from wireless network operators will continue to decrease substantially in the future as the Company has de-emphasized its legacy SMS wireless alert product. Effective December 31, 2002, the Company’s relationship with its largest wireless network operator customer terminated, who accounted for 49%, 54%, and 18% of net revenues for the years ended December 31, 2002, 2001, and 2000 respectively. In addition, during January 2003 the Company terminated its relationship with its second largest wireless network customer, who accounted for 22%, 21%, and 22% of net revenues for the years ended December 31, 2002, 2001, and 2000 respectively. The Company expects this revenue stream will cease in 2003 as it continues to implement cost saving measures and seeks to consummate a Transaction.

It is possible the Company’s Board of Directors could determine not to further pursue a Transaction at all, or to consummate a Transaction that may or may not involve the ongoing development, marketing and commercialization of the Pronto platform, which would involve businesses unrelated to its present business.

Liquidity:

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2002, the Company incurred a loss from operations of approximately $42.3 million and negative cash flows from operations of approximately $28.1 million. As of December 31, 2002, the Company had an accumulated deficit of approximately $141 million.

Management expects operating loses and negative cash flows to continue for the foreseeable future as the Company incurs ongoing costs and expenses related to facilitating a Transaction. The anticipated cash expenditures for 2003 include approximately $1.6 million of non-cancelable commitments, which

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include, among other things, rent content and marketing commitments, which management will continue to resolve. During July 2002, the Company began the implementation of certain cost savings measures to manage working capital. These included a substantial reduction of television marketing and other initiatives, a transition of the customer provisioning and service activities of Pronto from an outside partner to an in-house solution, the renegotiation and/or termination of certain of its content relationships, and a reduction of approximately 30% of its workforce. The reduction of workforce has resulted in a $0.8 million charge included in the Company’s results of operations for the year ended December 31, 2002. Additionally, during the third quarter of 2002, the Company recorded $6.7 million non-cash charge for the impairment of capitalized software, computer hardware and leasehold improvements in accordance with SFAS No. 144 (see Note 2). During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, the Company took action on a plan approved by the Board of Directors, and consequently elected to discontinue revenue producing operations and terminate the Pronto service and initiate cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of most of its research and development efforts at its Texas facility, and furthered its ongoing efforts to resolve contractual obligations. The reduction of workforce will result in a $1.7 million charge in its results of operations in the first quarter of 2003. As a result of the plan approved by the Board of Directors, management reviewed the fair value of the Company’s long-lived assets in accordance with SFAS 144 and will record a $0.5 million non-cash charge to its results of operations in the first quarter of 2003. If the Company fails to generate sufficient revenues, enter into a Transaction, or raise additional capital, the resultant reduction of the Company’s available cash resources would have a material adverse effect on the Company’s ability to operate and therefore could result in the Company selling its assets and ceasing operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004.

Note 2—Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The markets for the Company’s services are characterized by intense competition, rapid technological development, dependency on the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, frequent new service introductions, reliance on suppliers, and regulatory changes, all of which could impact the future value of the Company’s assets.

Cash and Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an initial maturity of three months or less.

Fixed Assets:

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over 3 years, equipment, computers and software over 2 to 3 years and leasehold improvements over the shorter of the remaining term of the lease or 9 years. Maintenance and repairs are charged to expense as incurred.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer Software:

The Company follows Statement of Position 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires companies to capitalize costs of computer software developed or obtained for internal use, provided that such costs are not research and development. The Company develops new proprietary products and technology through its internal research and development group and through use of outside technology developers.

All costs associated with the development of code, and purchase or license of software from external vendors which is used to run the Company’s operations are capitalized and amortized over the estimated useful life of 2.5 years. The Company continually evaluates the recoverability of capitalized costs incorporating technological changes and forward looking company plans. In conjunction with its review for impairment performed in September 2002, all capitalized computer software costs at such date were written off in the $6.7 million asset impairment charge.

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

Long-Lived Assets:

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In such an event, the carrying value of intangible assets is reviewed by management to determine if the value(s) may be impaired. If this review indicates that the carrying amount(s) will not be recoverable, as determined based on the estimated expected future cash flows attributable to such asset(s) over the remaining amortization period, management will reduce the carrying amount to recognize the impairment and recognize an impairment loss. The measurement of the impairment losses to be recognized is to be based on the difference between the fair values and the carrying amounts of the assets. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction between willing parties. Where quoted market prices in active markets are not available, management would estimate fair value based on the best information available in the circumstances—the price of similar assets, discounted cash flow analysis or other valuation techniques.

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

Due to the Company’s operating results being substantially lower than anticipated, a decline in the Pronto subscriber base realized during the third quarter of 2002, the reduction of the Company’s direct to consumer

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketing initiatives, our assessment of future cash flows, and the uncertainty surrounding the Pronto offering, management reviewed the fair value of the Company’s long-lived assets in accordance with SFAS No. 144 and determined to record a $6.7 million non-cash charge in the third quarter of 2002 to reduce the carrying value of the Company’s capitalized software, computer hardware and leasehold improvements to their estimated fair value. The charge has the effect of increasing the operating loss for the year ended December 31, 2002 by $6.7 million.

Revenue Recognition:

The Company’s principal sources of revenues are derived from providing subscription-based wireless alert services from its SMS legacy product offering. The Company’s “Pronto” service has not generated significant subscriber revenues as of December 31, 2002. Subscriber revenue for the legacy business consists of fixed monthly usage charges, transactional fees based on the information delivered, or a combination of the two arrangements. Subscriber revenue for Pronto consists solely of fixed monthly subscription charges. The Company recognizes revenue when the price is fixed and determinable, persuasive evidence of an agreement exists, its service is provided to a customer and determinations are made that collection is probable. The products sold by the Company are information service products provided to the Company’s customers.

In prior years, the Company offered complimentary services to build awareness of its “Powered by i3 Mobile” products and services and to generate revenue. The wireless network operators were responsible for determining the price, if any, to be charged to their customers for this service. The fees charged by the Company to the wireless network operators for this service vary by wireless network operator. In the instance where the Company agreed to provide services directly to the customers of a wireless network operator at no cost to the customer, no revenue is recognized.

Concentration of Credit Risk and Significant Customers:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through monitoring procedures. The Company does not require collateral or other forms of security. The Company can, however, limit the amount of information services provided to its customers in the event of nonperformance.

During the years ended December 31, 2002, 2001 and 2000, the Company had two wireless network operator customers for its legacy wireless alert product, which accounted for approximately 49% and 22%, 54% and 21%, and 18% and 22% of its total net revenues, respectively. In conjunction with the Company’s approach to de-emphasize its legacy wireless product during 2002 and focus its efforts on its Pronto offering, both wireless network operator customers relationships referred to above were terminated by January 31, 2003.

Operating Expenses:

Operating expenses related to the Company’s Pronto product offering consist primarily of direct labor costs associated with mobile concierge and customer service representatives, service support direct labor and content costs. Operating expenses related to the Company’s legacy wireless alert product consist primarily of costs associated with purchasing content and direct labor. Content providers are paid either a flat monthly fee, a fee based on the number of users requesting the content, a fee based on a percentage of the Company’s revenues generated from the content they provide, a fee based on the number of on-demand messages requested or a combination of these arrangements.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs:

In accordance with AICPA Statement of Position 93-7, “Reporting on Advertising Costs,” the Company accounts for the costs of advertising by expensing them as incurred. Deferred advertising represents television advertising rights received in exchange for preferred stock of the Company (see Note 11). The deferred advertising rights are amortized to expense as the advertising is used by the Company.

Allowance for Doubtful Accounts:

The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, their ability to make required payments may become impaired and increases in these allowances may be required. The Company maintained an allowance for doubtful accounts of $0.1 million at December 31, 2001.

Income Taxes:

The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences or events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance the Company has considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as decline in future taxable income, may result in additional valuation allowance being required.

Stock-based Compensation:

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation expense is computed to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is deferred and then recognized over the vesting period of the stock option or award.

The Company applies SFAS No. 123, Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) and related interpretations in accounting for issuances of stock awards to non-employees. Under SFAS No. 123 these equity transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments is calculated under a fair value based method using a Black-Scholes pricing model. EITF 96-18 defines the measurement date for determining fair value as the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS 123, results of operations would be as follows:

	December 31,
	2002	2001	2000
Loss applicable to common stock:
As reported	$(41,646)	$(28,465)	$(25,405)
Deduct: Total stock-based employee compensation expense under fair value methods for all awards	$(629)	$(4,659)	$(2,058)
Pro forma	$(42,275)	$(33,124)	$(27,463)
Basic and diluted net loss per share:
As reported	$(1.97)	$(1.25)	$(1.39)
Pro forma	$(2.02)	$(1.65)	$(1.50)

The estimated fair value at date of grant for options granted for the year ended December 31, 2002 ranged from $0.22 to $1.25. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk free interest rate	3.9%	4.4%	4.9%
Expected dividend yield	0	0	0
Expected life of option (years)	4.0	4.0	4.0
Expected volatility	69.8%	69.8%	63.0%

As additional options are expected to be granted in future years and the options vest over several years, the above results are not necessarily indicative of future results.

Earnings (Loss) per Share:

Basic net loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of weighted average shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method.

For the years ended December 31, 2002, 2001, and 2000, options to purchase 2.6 million, 3.0 million, and 2.2 million shares of common stock, respectively, and warrants to purchase 0.9 million, 0.9 million, and 2.0 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share since their inclusion would be antidilutive for all periods presented.

Reclassifications:

Certain reclassifications have been made for consistent presentation.

Recently Issued Accounting Pronouncements:

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. During the first quarter of 2003, the Company adopted SFAS No. 146 and recorded a charge of $1.7 million. Refer to Note 15.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure”.” This statement amends SFAS No. 123, “Accounting for stock-based compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended disclosure requirements in Note 2 to the Notes to Consolidated Financial Statement under the heading “Stock Based Compensation”. The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”).  FIN No. 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN No. 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material adverse impact on the financial position, results of operations or cash flows of the Company.

Note 3—Fixed Assets:

	December 31,
	2002	2001
	(in thousands)
Furniture and fixtures	$783	$783
Equipment, computers & software	2,106	15,582
Leasehold improvements	161	1,476

	3,050	17,841
Less—Accumulated depreciation	(1,285)	(6,418)

	$1,765	$11,423

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $5.2 million, $4.7 million, and $1.5 million, respectively.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Accrued Liabilities:

The following table provides the major components of accrued liabilities:

	December 31,
	2002	2001
	(in thousands)
Professional fees	$ 226	$ 466
Wages and vacation	490	489
Marketing	575	549
Severance	233	410
Other accrued liabilities	724	1,449

	$2,248	$3,363

Note 5—Leases:

The Company leases space in two buildings, which is used for offices and development facilities, all subject to operating leases. As of December 31, 2002, the minimum annual rental payments under the terms of non-cancelable leases, which expire at various dates through 2010, are as follows:

(in thousands)
2003	$ 922
2004	924
2005	838
2006	834
2007	840
Thereafter	210

Total minimum lease payments	$4,568

Rent expense for the years ended December 31, 2002, 2001, and 2000 amounted to $0.9 million, $0.9 million, and $0.8 million, respectively.

Note 6—Commitments and Contingencies:

Litigation:

The Company, in the ordinary course of business, is subject to various legal proceedings. While it is impossible to determine the ultimate outcome of these matters, it is management’s opinion that the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Agreements:

The Company has agreements with wireless network operators who act as resellers of the Company’s wireless alert products and services to their customers. These contracts generally have one to three-year terms and are nonexclusive.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains agreements with various content providers. The content agreements generally have one-year terms, are nonexclusive and can be canceled by either party with or without notice and aggregating $0.4 million throughout 2003.

The Company maintains a royalty agreement related to its legacy SMS wireless alert product with two individuals. The agreements provide for the payment of royalties of 2 1/2% of gross revenues on a monthly basis, but in no event less than $3,000 per month, with a maximum aggregate payment of $7.0 million adjustable up to a maximum of $8.0 million pursuant to the agreement. Total royalties expensed under the terms of the agreement were $0.1 million for each of the years ended December 31, 2002, 2001, and 2000, respectively and aggregate $0.4 million from the inception of the agreement.

The Company has commitments with CNN Newsource Sales, Inc. and ESPN, Inc. to purchase additional television and interactive advertising aggregating $0.3 million before June 30, 2003.

Note 7—Related Party Transactions:

On September 10, 2001, the Company entered into a note agreement with RMU Management, LLC, (“RMU”), an entity controlled by a then member of the Company’s Board of Directors. Under the terms of the note agreement, as amended, the Company agreed to lend RMU $0.5 million, due and payable December 31, 2002, at an interest rate equal to the prime rate plus two percent. The note was secured by 0.8 million shares of the Company’s common stock owned by RMU. As RMU defaulted on the principal balance as of December 31, 2002 the Company exercised its rights to transfer collateral with a market value equal to the principal balance outstanding, or 0.4 million shares, in full satisfaction of the remaining obligation, in accordance with the terms of the note.

Note 8—Income Taxes:

No provision for federal or state income taxes has been made for the years ended December 31, 2002, 2001, and 2000 given the Company’s loss position in each year. At December 31, 2002, the Company had net operating loss carryforwards of $91 million which expire through the year 2022. Net deferred tax assets at December 31, 2002 and 2001 have been fully reserved due to the uncertainty of realization.

The Company’s gross deferred tax assets at December 31, 2002 and 2001 were comprised of the following:

	December 31,
	2002	2001
	(in thousands)
Gross Deferred Tax Asset:
Net operating loss carryforwards	$35,330	$23,499
Depreciation	3,301	153
Other	1,349	207

	39,980	23,859
Valuation allowance	(39,980)	(23,859)

Net deferred taxes	$—	$—

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under provisions of the Tax Reform Act of 1986, if certain changes in the Company’s ownership should occur, there would be an annual limitation on the amount of net operating loss carryforwards which could be utilized. Due to this potential annual limitation, the net operating loss carryforwards may expire prior to when otherwise utilizable.

Note 9—Stockholders’ Equity:

Initial Public Offering:

On April 6, 2000, the Company completed an initial public offering (the “Offering”) of 5,100,000 shares of common stock at a price of $16 per share, generating net proceeds of $72.9 million. In connection with the Offering, the Company granted to the underwriters an option to purchase up to 765,000 additional common shares at the initial offering price less the underwriting discounts and commissions, to cover any over-allotments. On May 10, 2000 the underwriters exercised this option and purchased an additional 522,500 shares. After deducting underwriting discounts and commissions, the Company received $7.8 million in net proceeds from the exercise of this option. In conjunction with the Offering, all of the Company’s outstanding preferred stock was converted into a total of 11,316,765 shares of common stock.

Common Stock Warrants:

The Company had outstanding stock purchase warrants as follows. In this table, “Debt financings” refers to warrants issued to noteholders, while “Strategic partners and consultants” refers to warrants issued in consideration of certain of the Company’s executed distribution and consulting agreements.

	December 31,
	2002	2001
Debt financings	195,984	195,984
Series A preferred stock redemption	500,000	500,000
Series F preferred stock	123,725	123,725
Strategic partners and consultants	120,000	55,000

	939,709	874,709

Weighted Average exercise price per share	$3.98	$4.53

In connection with the issuance of the Company’s June 1998 notes to private investors, two warrants were issued in August 1998 to purchase an aggregate of 195,984 shares of the Company’s common stock at a price of $3.00 per share, subject to adjustment. These warrants expire on July 31, 2003. The fair value of the warrant of $0.1 million was immediately recorded as interest expense in 1998.

In February 1999, as part of the redemption price for its Series A preferred and common stock, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock at a price of $3.00 per share, subject to adjustment. This warrant expires on February 11, 2004. The value of this warrant of $0.5 million was included in the valuation of the treasury stock and the loss on redemption of Series A preferred stock in 1999.

In conjunction with the Company’s Series F mandatorily redeemable preferred stock offering in December 1999, the Company issued a warrant to purchase 123,725 shares of common stock at an exercise price of $7.92 per share, subject to adjustment. This fee was in consideration for acting as placement agent in connection with the Series F mandatorily redeemable preferred stock offering. The warrant, which has an exercise price of $7.92 per share, subject to adjustment, and a five-year life, has been valued at $1.0 million using a Black-Scholes

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing model. Assumptions utilized included a volatility rate of 40%, a 5-year expected life, no expected dividends and a risk free rate of return of 5.8%. The value of the warrants has been accounted for as issuance costs against the gross proceeds of the Series F offering in 1999.

Common Stock Reserved:

The Company has reserved shares of common stock as follows:

	December 31,
	2002	2001
Stock options	3,668,770	3,685,670
Stock warrants	939,709	874,709

	4,608,479	4,560,379

Note 10—Stock Incentive Plans:

The Company’s 1995 Stock Incentive Plan provides for the issuance of up to 1,014,000 shares of common stock outstanding through the granting of stock options to employees, officers, consultants and directors. The board of directors has complete authority to determine awards and establish the exercise price based on the Board’s estimate of fair value provided that the exercise price of the stock option was no less than the fair value of a share of common stock on the date of grant, and the exercise price of a stock option granted to an employee who owns more than 10% of the common stock will be no less than 110% of the fair value of a share of common stock on the date of grant. Such option grants generally vest over a period of four to five years and have a life of ten years.

On February 9, 2000, the Board of Directors adopted the 2000 Stock Incentive Plan, certain terms of which were subsequently amended on November 19, 2000 and May 23, 2001. This plan provides for the issuance of up to 2,865,645 shares of common stock through the granting of stock options to employees, officers, consultants and directors. The option exercise price will be determined by the Board and may be equal to or greater than the fair market value of a share of the Company’s common stock on the date of grant. The plan limits the number of options issued to any one employee in one fiscal year to 750,000. Such option grants generally vest over a period of three years and have a life of ten years.

The following table describes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted Per Share
Outstanding at January 1, 2000	914,000	$2.71
Granted	1,620,250	$8.17	$2.53
Canceled	(260,500)	$8.24
Exercised	(111,675)	$1.51

Outstanding at December 31, 2000	2,162,075	$6.27
Granted	1,753,998	$2.96	$1.53
Canceled	(879,990)	$3.29
Exercised	(82,300)	$1.42

Outstanding at December 31, 2001	2,953,783	$4.60
Granted	510,750	$0.78	$0.43
Canceled	(798,409)	$4.20
Exercised	(16,900)	$1.01

Outstanding at December 31, 2002	2,649,224	$3.79

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the outstanding and exercisable options under the Plan as of December 31, 2002:

Exercise Price	Number Outstanding	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
		Weighted Average Remaining Life		Number Outstanding	Weighted Average Exercise Price
		(In Years)
$0.40-$ 1.35	693,250	9.0	$0.82	144,169	$0.91
$1.41-$ 2.50	714,008	7.9	$2.04	371,299	$2.07
$2.54-$ 6.94	609,950	8.1	$4.10	468,687	$4.42
$8.00-$ 18.75	632,016	7.8	$8.72	309,983	$8.47

	2,649,224			1,294,138

For all options granted in 2002, 2001 and 2000, the exercise price equaled or was greater than the fair value of the common stock on the date of grant.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Deferred compensation of $1.6 million was recorded for the year ended December 31, 2000. This represents compensation expense that will be recognized over the remaining vesting period. Compensation expense of $0.1 million, $0.4 million and $0.7 million was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 11—Deferred Advertising:

As part of the Company’s Series F mandatorily redeemable convertible preferred stock offering, the Company entered into an agreement with National Broadcasting Company, Inc., “NBC”. Under the agreement, NBC provided television advertising rights to the Company in exchange for 631.25 shares of Series F mandatorily redeemable preferred stock issued to NBC Interactive Media, Inc. (the preferred stock has since been converted to 4,124,165 shares of common stock). The term of the agreement was two years, effective January 1, 2000 as amended on December 31, 2001. The terms of the amendment provided that NBC extend the timeframe by which the Company could use the advertising rights to March 31, 2002 in exchange for the Company’s commitment to purchase for cash approximately $1.3 million of additional television spots before June 30, 2002. The Company has accounted for these services as deferred advertising at the fair value of the Series F mandatorily redeemable preferred shares exchanged for the advertising rights of $4.3 million. These advertising rights were amortized to expense as the advertising was used by the Company and amounted to $2.3 million, $1.1 million, and $0.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 12—Employee Savings Plan 401(k):

The Company maintains a 401(k) savings plan under which it matches employee contributions at 50% up to the first 6% of their contribution. Employees may elect to participate in the plan provided they are an employee at-will. The Company’s contribution to the 401(k) plan during the years ended December 31, 2002, 2001, and 2000 was $0.1 million, $0.2 million, and $0.2 million, respectively.

Note 13—Stock Repurchases:

On April 16, 2001, the Company issued a press release announcing that its Board of Directors had authorized a share repurchase program to acquire up to 2.3 million shares of its common stock. Pursuant to this

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase program, such purchases will be made from time to time in the open market, subject to general market and other conditions. The Company will finance the repurchase program through existing cash resources. Shares acquired pursuant to this repurchase program will become treasury shares and will be available for reissuance for general corporate purposes. As of December 31, 2002, and 2001, 0.4 million shares and 0.3 million shares have been repurchased by the Company under this plan at a weighted average repurchase price of $1.86 per share and $2.12 per share, respectively.

During April 2002, the Company announced that it had purchased, through a privately negotiated transaction, 1.5 million shares of the Company’s common stock, at $1.10 per share, from Keystone Ventures IV, L.P. and Keystone Ventures V, L.P., which represented a discount to the fair market value of the shares at the time of such repurchase. The Keystone entities had purchased the shares in a private placement prior to the Company’s April 2000 initial public offering. During the second quarter of 2002, the Company also repurchased 0.5 million shares of its common stock from a former member of the Company’s Board of Directors. The average price of these repurchases were $0.85 per share, which represented no greater than the fair market value of the shares at the time of such repurchases.

Note 14—Reduction in Workforce:

During the third quarter of 2002, the Company reduced its workforce by approximately 30% and recorded a $0.8 million charge to its results of operations. As of December 31, 2002, $0.2 million of termination benefits remain to be paid to these employees as a result of this workforce reduction.

Note 15—Subsequent Events

During the first quarter of 2003, the Company took action on a plan approved by its Board of Directors and consequently terminated the Pronto service and initiated cost savings measures. As a result of this plan, the Company reduced its workforce by 65 employees, or approximately 78%, resulting in a $1.7 million charge to the results of operations in the first quarter of 2003. Additionally, management reviewed the fair value of the Company’s long-lived assets in accordance with SFAS No. 144 and will record a $0.5 million non-cash charge to the results of operations in the first quarter of 2003.

At December 31, 2002, the Company relied on a third party entity to provide the live operator aspect of its mobile concierge services for Pronto and does not currently have internal call center capabilities for this aspect of its business. On March 26, 2003, in connection with the termination of its Pronto service, the Company made the decision not to renew this relationship upon its expiration on March 31, 2003. The Company maintains contractual obligations with numerous content/service providers and the Company is attempting to resolve the remaining contractual obligations with these parties.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2002 and 2001 is as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Revenue	$911	$788	$899	$719
Loss applicable to common stock	(9,932)	(12,049)	(14,828)	(4,836)
Loss applicable to common stock per share—basic and diluted	$(0.44)	$(0.57)	$(0.72)	$(0.24)
2001
Revenue	$1,333	$1,349	$989	$927
Loss applicable to common stock	(4,694)	(6,471)	(7,676)	(9,625)
Loss applicable to common stock per share—basic and diluted	$(0.21)	$(0.28)	$(0.34)	$(0.43)

The sum of the quarterly amounts may not equal the annual amounts due to rounding.

Schedule I

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

i3 Mobile, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in this Annual Report on the Form 10-K of i3 Mobile, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company’s Board of Directors elected to discontinue revenue-producing operations and scale back operations in order to reduce recurring operating losses and preserve cash resources. The Company has retained an investment banker to explore various options including a merger, acquisition or sale of the Company.

PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut

January 27, 2003 except for Note 1 and Note 15, which are as of March 27, 2003

Schedule II

i3 MOBILE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:
Balance, January 1, 2000	143,000
Provision	30,000
Charge-offs	(64,000)

Balance, December 31, 2000	$109,000
Provision	135,000
Charge-offs	(96,000)

Balance, December 31, 2001	$148,000
Provision reversal	(68,000)
Charge-offs	(55,000)

Balance, December 31, 2002	$25,000