Form 10-Q
period 2003-03-31
I3 MOBILE INC
filed 2003-05-14
CIK 1045597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number 0-18299

i3 MOBILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0335259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

181 Harbor Drive Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (203) 428-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003
Common Stock, Par Value $.01	20,115,990

i3 MOBILE, INC.

FORM 10-Q QUARTERLY REPORT

PART I—Financial Information

i3 MOBILE, INC.

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2003	December 31, 2002
	(UNAUDITED)	(NOTE)
ASSETS
Current assets:
Cash and cash equivalents	$15,077	$20,572
Accounts receivable, net of allowances	93	138
Prepaid expenses and other current assets	105	558

Total current assets	15,275	21,268
Fixed assets, net	1,113	1,764
Deposits and other non-current assets	335	335

Total assets	$16,723	$23,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,874	$4,328

Total liabilities	3,874	4,328
Stockholders’ equity:
Preferred stock; $.01 par value per share, 50,000 shares authorized, none issued	—	—
Common stock; $.01 par value per share, 75,000,000 shares authorized, 24,820,640 and 24,805,640 shares issued	248	248
Additional paid-in capital	166,951	166,945
Accumulated deficit	(146,713)	(140,517)
Treasury stock at cost, 4,334,280 shares	(7,637)	(7,637)

Stockholders’ equity	12,849	19,039

Total liabilities and stockholders’ equity	$16,723	$23,367

NOTE:    The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED March 31,
	2003	2002
	(UNAUDITED)
Net revenue	$267	$911

Expenses:
Operating	1,198	1,696
Sales and marketing	568	3,781
Product development	1,150	1,469
General and administrative	3,084	4,106
Long-lived asset impairment	516	—

Total expenses	6,516	11,052

Operating loss	(6,249)	(10,141)
Interest income, net	(53)	(209)

Net loss	$(6,196)	$(9,932)

Net loss per share—basic and diluted	$(0.31)	$(0.44)

Shares used in computing net loss per share	20,113	22,568

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	March 31, 2003	March 31, 2002
	(UNAUDITED)	(UNAUDITED)
Cash flow from operating activities:
Net loss	$(6,196)	$(9,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	318	1,498
Long-lived asset impairment	516	—
Non-cash stock compensation charges	—	61
Changes in operating assets and liabilities:
Decrease in accounts receivable	45	71
Decrease in deferred advertising	—	2,226
Decrease in other assets	276	325
(Decrease) in accounts payable and accrued liabilities	(454)	(1,522)

Net cash (used) in operating activities	(5,495)	(7,273)

Investing activities:
Purchase of fixed assets	(6)	(332)

Net cash (used) in investing activities	(6)	(332)

Financing activities:
Payments on capital lease obligations	—	(155)
Proceeds from exercise of stock options and warrants	6	17
Repurchase of common stock	—	(16)

Net cash provided by (used) in financing activities	6	(154)

Decrease in cash and cash equivalents	(5,495)	(7,759)
Cash and cash equivalents at beginning of period	20,572	52,612

Cash and cash equivalents at end of period	$15,077	$44,853

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—COMPANY OVERVIEW:

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

Although the Company undertook substantial efforts to research, develop and market the Pronto product, the Company did not achieve the subscriber levels which had been estimated and were needed to sustain the core business model. Due to the challenges the Company faced in marketing the Pronto product, and its concerns about its cash resources going forward, in October 2002, the Company engaged the services of an investment banker to pursue strategic alternatives, including a potential merger or acquisition of the Company (collectively, a “Transaction”). As a result of that engagement, the Company has entered into discussions with a potential Transaction partner, and to facilitate this or another Transaction, in March 2003 the Company announced the termination of the Pronto service and other cost saving measures in order to manage its cash resources. Although the Company has entered into discussions with a potential strategic partner for a merger transaction and continues to explore alternative potential transactions to maximize shareholder value, the Company has not entered into any definitive binding agreement and there can be no assurance the Company will be able to do so, or to do so on favorable terms. In the event the Company is unable to effect a Transaction in the near term, the Company will be required to implement additional cost reductions or sell the assets of the Company.

The Company has now focused its efforts on locating and consummating a Transaction, if the proper opportunity is presented. At this time, management believes that a Transaction may be the best means available to leverage the Company’s remaining cash resources and to maximize shareholder value.

It is possible the Company’s Board of Directors could determine not to further pursue a Transaction at all, or to consummate a Transaction that may or may not involve the ongoing development, marketing and commercialization of the Pronto platform, which could involve businesses unrelated to its previous business.

Liquidity:

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the three months ended March 31, 2003, the Company incurred a loss from operations of approximately $6.2 million and negative cash flows from operations of approximately $5.5 million. As of March 31, 2003, the Company had an accumulated deficit of approximately $147 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs ongoing costs and expenses related to facilitating a Transaction. The anticipated cash expenditures for the remainder of 2003 include approximately $1.2 million of non-cancelable commitments, which include, among other things, rent, content and marketing commitments, which management will continue to resolve. During March 2003, the Company took action on a plan approved by the Board of Directors in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction. The Company discontinued revenue producing operations and terminated the Pronto service and initiated cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of most of its research and development efforts at its Texas facility, and furthered its ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge in its results of operations during the first quarter of 2003. If the Company fails to enter into a Transaction, the ongoing reduction of the Company’s available cash resources over time would have a material adverse effect on the Company’s ability to operate and therefore could result in the Company selling its assets and ceasing operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004, in the absence of a change in control related to a Transaction.

NOTE 2—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made for consistent presentation.

In June 2002, Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. During the first quarter of 2003, the Company adopted SFAS No. 146 and recorded a charge of $1.7 million. Refer to Note 1.

NOTE 3—SIGNIFICANT CUSTOMERS:

During the three months ended March 31, 2003, revenues from the Company’s Pronto product offering and from one wireless network operator customer for its legacy wireless alert product accounted for 39% and 24% of total net revenues, respectively. During the three months ended March 31, 2002, the Company had two wireless network operator customers for its legacy wireless alert product, which combined, accounted for approximately 80% of its total net revenues. In conjunction with the Company’s March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, all revenue producing activities from both the Pronto product offering and from its legacy wireless alert product offerings have now ceased.

NOTE 4—STOCK BASED COMPENSATION

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

If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the Company’s net loss and net loss per share would have been reduced to the pro-forma amounts indicated below for the periods ended March 31:

	2003	2002
Loss applicable to common stock:
As reported	(6,196)	(9,932)
Deduct: Total stock-based employee compensation expense under fair value methods for all awards	(113)	(157)

Pro forma	(6,309)	(10,089)
Basic and diluted net loss per share:
As reported	(.31)	(.44)
Pro forma	(.31)	(.45)

NOTE 5—LONG-LIVED ASSET IMPAIRMENT:

During March 2003, the Company took action on a plan approved by its Board of Directors and consequently terminated the Pronto service and initiated further cost saving measures. As a result of this plan, management reviewed the fair value of the Company’s long-lived assets, including related prepaid maintenance contracts, in accordance with SFAS No. 144 and recorded a $0.5 million non-cash charge to the Company’s results of operations. During its impairment review, the Company assessed its future cash flows and determined that it was necessary to record an impairment charge to reduce the carrying value of its long-lived assets to their estimated fair value.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in this document and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in our annual report on Form 10-K for the year ended December 31, 2002, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in such Form 10-K.

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

We have determined that our direct to consumer marketing approach for Pronto has not proven effective in quickly growing our subscriber base. While we have pursued the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, we have determined that the establishment of such sales channels would require the ability to fund negative cash flow and losses until such time as significant revenue streams were realized, which could take additional time beyond the Company’s current cash resources. Consequently, we have determined that the establishment of sales channels through marketing and distribution relationships are not, at this time, a viable alternative.

Although we undertook substantial efforts to research, develop and market the Pronto product, we did not achieve the subscriber levels which had been estimated and were needed to sustain the core business model. Due to challenges we faced in marketing the Pronto product, and our concerns about our cash resources going forward, in October 2002, we engaged the services of an investment banker to pursue strategic alternatives, including a potential merger or acquisition of the Company (collectively, a “Transaction”). As a result of that engagement, we have entered into discussions with a potential Transaction partner for a merger transaction, although we have not entered into any definitive binding agreement and there can be no assurance we will be able to do so, or to do so on favorable terms. In the event we are unable to effect a Transaction in the near term, we will be required to implement additional cost reductions or sell the assets of the Company and cease operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004. See “Risk Factors.”

We have focused our efforts on locating and consummating a Transaction, if the proper opportunity is presented. At this time, we believe that a Transaction may be the best means available to leverage our remaining cash resources and to maximize shareholder value.

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, the Company took action on a plan approved by the Board of Directors and discontinued revenue producing operations and terminated the Pronto service and initiated cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of most of its research and development efforts at its Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge to our results of operations in the first quarter of 2003. As a result of the plan approved by the Board of Directors, management reviewed the fair value of the Company’s long-lived assets, including prepaid maintenance contracts and recorded a $0.5 million non-cash charge to our results of operations in the first quarter of 2003. Additionally, subscription revenues from wireless network operators will cease subsequent to March 31, 2003 as we continue to implement cost saving measures and seek to consummate a Transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Net Revenue.    Net revenue decreased 70.1% to $0.3 million for the three months ended March 31, 2003 from $0.9 million for the three months ended March 31, 2002. This decrease was attributable to a decrease in subscription revenues from wireless network operators during the 2003 period as compared to the 2002 period as we had begun to de-emphasize our legacy wireless alert product during 2002. In conjunction with the Company’s March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, all revenue producing activities from both the Pronto product offering and from its legacy wireless alert product offerings have now ceased. See “Liquidity and Capital Resources”.

Operating Expenses.    Operating expenses decreased by 29.4% to $1.2 million for the three months ended March 31, 2003 from $1.7 million for the three months ended March 31, 2002. The decrease was primarily attributable to reduced call center activities related to the Pronto product offering in the 2003 period. The 2003 period, however, includes approximately $0.1 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all operating activities have ceased as a result of our recent decision to terminate the Pronto service and focus on the consummation of a Transaction.

Sales and Marketing Expenses.    Sales and marketing expenses decreased by 85% to $0.6 million for the three months ended March 31, 2003 from $3.8 million for the three months ended March 31, 2002. The decrease from the March 31, 2002 period is primarily attributable to direct marketing initiatives incurred during the 2002 period for the Pronto product which were not incurred in the 2003 period. The 2003 period, however, includes approximately $0.3 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all sales and marketing activities have ceased as a result of our recent decision to terminate the Pronto service and focus on the consummation of a Transaction. As of March 31, 2003, however, we are contractually obligated to purchase for cash an aggregate of approximately $0.3 million in advertising from our previous Pronto related advertising arrangements.

Product Development Expenses.    Product development expenses decreased by 21.7% to $1.2 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002. The decrease was primarily as a result of reduced labor and related costs in the 2003 period for the ongoing refinement and enhancement of Pronto versus the 2002 period. The 2003 period, however, includes approximately $0.3 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all product development activities have ceased as a result of our recent decision to terminate the Pronto service and focus on the consummation of a Transaction.

General and Administrative Expenses.    General and administrative expenses decreased by 24.9% to $3.1 million for the three months ended March 31, 2003 from $4.1 million for the three months ended March 31, 2002. This decrease from the March 31, 2002 period was primarily attributable to a decrease in depreciation of $1.2 million due to the impairment of our long-lived assets in the third quarter of 2002 partially offset by approximately $1.0 million in severance costs incurred during the 2003 period associated with the March 2003 reduction in our workforce. We anticipate that general and administrative expenses will continue to decrease on a quarterly basis for the remainder of 2003, as compared to the quarter ended March 31, 2003, as a result of our recent decision to terminate the Pronto service and focus on the consummation of a Transaction.

Interest Income, Net.    Net interest income was $0.1 million for the three months ended March 31, 2003 as compared to $0.2 million for the three months ended March 31, 2002. The decrease was attributable to a lower amount of funds invested in the 2003 period as compared to 2002 as well as lower average returns on investments due to a general decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through March 31, 2003. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. Our working capital decreased to $11.4 million at March 31, 2003 from $16.9 million at December 31, 2002. As of March 31, 2003, we have an accumulated deficit of approximately $147 million.

Net cash used in operating activities was $5.5 million for the three months ended March 31, 2003 and $7.3 million for the three months ended March 31, 2002. The principal use of cash in each of these periods was to fund our losses from operations.

We believe that our current cash and cash equivalents would be sufficient to meet our anticipated cash needs for working capital which includes approximately $1.2 million of non-cancelable commitments for the remainder of 2003 including among other things, rent, content and marketing commitments, which management will continue to resolve. We have determined, however, that we will not continue to operate Pronto at this time and will instead focus on effecting a Transaction. If we effect a Transaction, relaunching the Pronto platform would require use of our existing cash resources and would require additional financing. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions and exploration of other potential business Transactions with strategic partners or our cash could fund operations unrelated to the Pronto platform. We anticipate that we will continue to incur negative operating margins and net losses. If the Company fails to enter into a Transaction, the resultant reduction of the Company’s available cash resources would have a material adverse effect on our ability to operate and therefore could result in the Company selling its assets and ceasing operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004, in the absence of a change in control related to a Transaction.

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, the Company took action on a plan approved by the Board of Directors and discontinued revenue producing operations and terminated the Pronto service and initiated cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of most of its research and development efforts at its Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge to our results of operations in the first quarter of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146. As a result of the plan approved by the Board of Directors, management reviewed the fair value of the Company’s long-lived assets, including prepaid maintenance contracts and recorded a $0.5 million non-cash charge to our results of operations in the first quarter of 2003. Additionally, subscription revenues from wireless network operators will cease subsequent to March 31, 2003 as we continue to implement cost saving measures and seek to consummate a Transaction.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2002. The amounts invested in the 2002 period were principally related to Pronto. No such amounts were undertaken in the 2003 period.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2002. The amounts used in the 2002 period were for the repayment of certain capital lease obligations. No such amounts were undertaken in the 2003 period.

CRITICAL ACCOUNTING POLICIES

Please refer to the discussion of our critical accounting policies contained in the Management’s Discussion and Analysis section of our 2002 Annual Report on Form 10-K (which discussion is incorporated herein by reference).

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

There can be no assurance that we will be able to consummate a Transaction.    We have incurred recurring operating losses, and operations have not generated positive cash flows. We have determined that a Transaction may be the best means available to leverage our remaining cash resources and to maximize shareholder value. Although we have entered into discussions with a potential strategic partner for a merger transaction, we have not entered into any definitive binding agreement, and there can be no assurance we will be able to consummate a Transaction, or to do so on favorable terms. In the event we are unable to effect a Transaction, we will be required to implement additional cost reductions or sell the assets of the Company and cease operations.

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

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.    As of March 31, 2003, our officers, directors and affiliated persons beneficially owned approximately 35% of our voting securities. J. William Grimes, our President, interim Chief Executive Officer and Chairman of the Board of Directors, beneficially owned approximately 24% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, our executive officers have stock option grants which provide for accelerated vesting upon a change in control if their employment is actually or constructively terminated as a result.

The following risks and uncertainties affecting our Pronto business assume we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, and thereafter the Company (or its successors) will continue to seek to commercialize the Pronto platform and provide funding for certain of the initiatives, or similar initiatives, described below.

It is also possible that in connection with effecting a Transaction, the Company (or its successors) could determine to continue or enter into new lines of business which might or might not involve continuation of the Pronto service or the utilization of its underlying technologies, in which case the following discussion would have limited or no application to the Company’s future operations.

We have a new product and are considering alternative business models, which makes predictions of our future results of operations difficult.    During 2001 we initiated the Pronto business model, which involved offering subscription-based voice-activated premium wireless content and services, and in the fall of 2001 we launched local consumer testing of our “Pronto” service offering. During the second quarter of 2002, we conducted a national direct-to-consumer marketing and sales campaign for Pronto. Despite those efforts, as a result of fewer subscribers than projected electing to subscribe to the Pronto service, the Company has determined that its direct to consumer marketing approach for Pronto has not proven effective in quickly growing its subscriber base. While the Company has pursued the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, the Company has determined that the establishment and support of such sales channels would require the ability to fund negative cash flow and losses until such time as significant revenue streams were realized, which could take additional time beyond the Company’s current cash resources. Consequently, the Company has determined that the establishment of sales channels through marketing and distribution relationships are not, at this time, a viable alternative. In the event that the Company consummates a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, the Company believes that it will need to focus its efforts on establishing sales channels for Pronto through marketing and distribution relationships with third parties. These could include wireless network operators, telecommunications carriers, Internet portals, business enterprises, and selected vertical retail outlets. Even if such a relationship is established, there can be no assurance any such relationships will be able to successfully commercialize the Company’s services, and the Company would continue to incur substantial operating losses, and would require significant additional financing, until such time as a substantial subscriber base, recurring revenues and positive cash flow were achieved. There can be no assurance that we will be able to enter into such a relationship. Due to the uncertainty of consummating a Transaction (or the nature thereof if consummated), the uncertainty in securing marketing channel distribution partnerships with third parties in the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies and evolving consumer preferences in our industry, it is difficult to predict our future results of operations. Investors must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in rapidly evolving and intensely competitive markets requiring significant capital expenditures such as those in which we are engaged. In the event we are unable to effect a Transaction, we will be required to implement additional cost reductions, obtain additional financing, or sell the assets of the Company and cease operations.

We have a history of losses and may not be able to generate sufficient net revenue from our Pronto business in the future to achieve or sustain profitability.    We have incurred losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we seek to consummate a Transaction. To date, our revenues have largely come from our legacy “Powered by i3 Mobile” SMS alerts distribution arrangements, and this revenue stream has ceased effective March 31, 2003 as we seek to consummate a Transaction. If we effect a Transaction, relaunching the Pronto platform would require use of our existing cash resources and would require additional financing. In addition, we may incur significant uses of cash in connection with possible strategic acquisitions and exploration of other potential business Transactions with strategic partners or our cash resources could fund operations unrelated to the Pronto platform. We anticipate that we will continue to incur negative operating margins and net losses. Whether or not we consummate a Transaction, we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability. If the Company fails to enter into a Transaction, the resultant reduction of the Company’s available cash resources would have a material adverse effect on the Company’s ability to operate and therefore could result in the Company selling its assets and ceasing operations. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company into the second quarter of 2004.

The market for wireless content services is new, and our business will suffer if the market does not develop as we expect or if the usage of wireless content products does not continue to grow.    The wireless content services market is new and may not grow or be sustainable. In the event that we consummate a Transaction that involves relaunching the Pronto service and/or exploiting its core technologies, it is possible that our services may never achieve market acceptance or be well received by consumers. We had a limited number of customers and we have not provided our services on the scale that was anticipated. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the premium wireless content and concierge services market. If general wireless product usage does not continue to increase, or the market for premium wireless content service does not develop, or develops more slowly than we expect, demand for our Pronto services may be limited and our business, financial condition and operating results could be harmed.

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

There are many risks that we would face in doing so.    In particular, we would need to reduce the costs and improve our voice recognition system to reduce the number of calls that fail over to the live operator for basic requests of news, sports and weather. Additionally, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. Accordingly, if our products and services do not quickly achieve market acceptance, they may become obsolete before we have generated enough revenue from their sales to realize a sufficient return on our investment.

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

As of March 31, 2003 we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2003 has been estimated at approximately $0.1 million or approximately 1% of budgeted net loss for each 1% change in interest rates.

Item 4.    Controls and Procedures

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II

Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On February 13, 2003, i3 Mobile, Inc. (the “Company”) issued a press release announcing its earnings for the three months ended and year ended December 31, 2002.

On March 25, 2003, i3 Mobile, Inc. (the “Company”) issued a press release announcing that it had ceased operations of its Pronto service and taken other cost saving measures, and that it had begun discussions for a strategic merger with a potential transaction partner. The Company also announced that John A. Lack, the Company’s President and Chief Executive Officer, had left the Company to pursue other interests and that J. William Grimes, Chairman of the Board, would assume the additional responsibilities of President and Chief Executive Officer on an interim basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2003

i3 MOBILE, INC.

By:	/s/ Edward J. Fletcher
Edward J. Fletcher Chief Financial Officer

CERTIFICATION

I, J. William Grimes, Chief Executive Officer of i3 Mobile, Inc., certify that:

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

b)   Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ J. William Grimes
J. William Grimes Chief Executive Officer

CERTIFICATION

I, Edward J. Fletcher, Chief Financial Officer of i3 Mobile, Inc., certify that:

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

b)   Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ Edward J. Fletcher
Edward J. Fletcher Chief Financial Officer