Form 10-Q
period 2003-06-30
I3 MOBILE INC
filed 2003-08-15
CIK 1045597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  _____________

                                    FORM 10-Q

                                  _____________

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _____________

                         Commission File Number 0-18299

                                  _____________

                                 i3 MOBILE, INC.
             (Exact name of registrant as specified in its charter)

                                  _____________

                           DELAWARE                                             51-0335259
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

   181 Harbor Drive, Stamford, Connecticut                       06902
  (Address of principal executive offices)                    (Zip Code)

                                 (203) 353-0383
              (Registrant's telephone number, including area code)

                                  _____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [_] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
         Class                                                 August 13, 2003
         -----                                                 ---------------
Common Stock, Par Value $.01                                      20,115,990

================================================================================

                                      INDEX

                                 i3 MOBILE, INC.

                                                                                                           PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002                                    3

         Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2003 and 2002          4

         Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002                    5

         Notes to Consolidated Financial Statements                                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                             15

Item 4.  Controls and Procedures                                                                                15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                       16

Signatures and Certifications                                                                                   17

                                 i3 MOBILE, INC.

                           Consolidated Balance Sheet
                        (in thousands, except share data)

                                                                June 30,   December 31,
                                                                  2003         2002
                                                              -----------  ------------
                                                              (unaudited)     (note)
                           Assets
                           ------

Current assets:
  Cash and cash equivalents ................................   $  11,826    $  20,572
  Accounts receivable, net of allowances ...................           -          138
  Prepaid expenses and other current assets ................         734          558
                                                               ---------    ---------
         Total current assets ..............................      12,560       21,268
                                                               ---------    ---------
  Fixed assets, net ........................................         209        1,765
  Deposits and other non-current assets ....................         325          334
                                                               ---------    ---------
         Total assets ......................................   $  13,094    $  23,367
                                                               =========    =========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities .................   $   1,791    $   4,328
                                                               ---------    ---------
         Total liabilities .................................       1,791        4,328

Stockholders' equity:
  Preferred stock; $.01 par value, 50,000 shares
     authorized, none issued ...............................           -            -
  Common stock; $.01 par value, 75,000,000 shares
     authorized, 24,820,640 and 24,805,640 shares issued ...         248          248
  Additional paid-in capital ...............................     166,983      166,945
  Accumulated deficit ......................................    (148,291)    (140,517)
  Treasury stock at cost, 4,704,650 shares .................      (7,637)      (7,637)
                                                               ---------    ---------
         Total stockholders' equity ........................      11,303       19,039
                                                               ---------    ---------
         Total liabilities and stockholders' equity ........   $  13,094    $  23,367
                                                               =========    =========


Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.


          See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      Consolidated Statement of Operations
                      (in thousands, except per share data)

                                                         Three Months Ended           Six Months Ended
                                                       ----------------------      ----------------------
                                                       June 30,      June 30,      June 30,      June 30,
                                                         2003          2002          2003          2002
                                                       --------      --------      --------      --------
                                                             (unaudited)                 (unaudited)
Net revenue ......................................     $      -      $    788      $    267      $  1,699
                                                       --------      --------      --------      --------
Expenses:
      Operating ..................................            -         1,859         1,198         3,557
      Sales and marketing ........................            -         5,695           568         9,496
      Product development ........................            -         1,379         1,150         2,858
      General and administrative .................        1,612         4,099         4,696         8,173
      Long-lived asset impairment ................            -             -           516             -
                                                       --------      --------      --------      --------
Total expenses ...................................        1,612        13,032         8,128        24,084
                                                       --------      --------      --------      --------
Operating loss ...................................       (1,612)      (12,244)       (7,861)      (22,385)
Interest income, net .............................          (34)         (195)          (87)         (404)
                                                       --------      --------      --------      --------
Net loss .........................................     $ (1,578)     $(12,049)     $ (7,774)     $(21,981)
                                                       ========      ========      ========      ========
Net loss per share - basic and diluted ...........     $  (0.08)     $  (0.57)     $  (0.39)     $  (1.01)
                                                       ========      ========      ========      ========
Shares used in computing net loss per share ......       20,116        21,018        20,116        21,789
                                                       ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                        Six Months Ended
                                                                                 -----------------------------
                                                                                 June 30, 2003   June 30, 2002
                                                                                 -------------   -------------
                                                                                  (unaudited)     (unaudited)
Cash flows from operating activities:
    Net loss ..................................................................     $ (7,774)       $(21,981)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation ...........................................................          598           3,034
       Non-cash stock compensation charges ....................................           33             108
       Loss on sale of fixed assets ...........................................          257               -
       Long-lived asset impairment ............................................          516               -

Changes in operating assets and liabilities:
       Decrease in accounts receivable, net ...................................          138             169
       Decrease in deferred advertising .......................................            -           2,245
       (Increase) in other assets .............................................         (342)           (168)
       (Decrease) increase in accounts payable and accrued liabilities ........       (2,537)          1,534
                                                                                    --------        --------
Net cash used in operating activities .........................................       (9,111)        (15,059)
                                                                                    --------        --------
Cash flows from investing activities:
       Purchase of fixed assets ...............................................           (6)           (711)
       Proceeds from the sale of fixed assets .................................          365               -
                                                                                    --------        --------
Net cash provided by (used in) investing activities ...........................          359            (711)
                                                                                    --------        --------
Cash flows from financing activities:
       Payments on capital lease obligations ..................................            -            (310)
       Proceeds from exercise of stock options and warrants ...................            6              17
       Repurchase of common stock .............................................            -          (2,174)
                                                                                    --------        --------
Net cash provided by (used in) financing activities ...........................            6          (2,467)
                                                                                    --------        --------
Decrease in cash and cash equivalents .........................................       (8,746)        (18,237)
Cash and cash equivalents at beginning of period ..............................       20,572          52,612
                                                                                    --------        --------
Cash and cash equivalents at end of period ....................................     $ 11,826        $ 34,375
                                                                                    ========        ========


          See accompanying notes to consolidated financial statements.

                                 i3 MOBILE, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Company Overview:

i3 Mobile, Inc., "i3" or the "Company", was incorporated in Delaware on June 28, 1991. From its inception in June 1991 until 2001, the Company's business was comprised of distributing customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand. During 2001, the Company evolved into a company that it believed was among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

Although the Company undertook substantial efforts to research, develop and market the Pronto product, the Company did not achieve the subscriber levels which had been estimated and were needed to sustain the business model. Due to the challenges the Company faced in marketing the Pronto product, and its concerns about its cash resources going forward, in October 2002, the Company engaged the services of an investment banker to pursue strategic alternatives, including a potential merger or acquisition of the Company (collectively, a "Transaction"). In order to facilitate a Transaction, in March 2003 the Company announced the termination of the Pronto service and other cost saving measures in order to manage its cash resources.

Liquidity:

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the six months ended June 30, 2003, the Company incurred a loss from operations of approximately $7.9 million and negative cash flows from operations of approximately $9.1 million. As of June 30, 2003, the Company had an accumulated deficit of approximately $148 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs ongoing costs and expenses related to consummating a potential Transaction, if any. The anticipated cash expenditures for the remainder of 2003 include approximately $0.5 million of non-cancelable operating commitments, which include, among other things, rent commitments, which management will continue to resolve. During March 2003, the Company took action on a plan approved by the Board of Directors in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction. The Company discontinued revenue producing operations and terminated the Pronto service and initiated cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the termination of its research and development efforts at its Texas facility, and furthered its ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge in its results of operations during the first quarter of 2003. If the Company fails to enter into a Transaction, the ongoing reduction of the Company's available cash resources over time would have a material adverse effect on the Company's ability to operate and therefore could result in the Company distributing its assets. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company through 2004, in the absence of a change in control related to a Transaction.

Note 2 - Basis of Presentation / Significant Accounting Policies:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

                                 i3 MOBILE, INC.

                   Notes to Consolidated Financial Statements

Certain reclassifications have been made for consistent presentation.

Please refer to the discussion of our critical accounting policies contained in the Management's Discussion and Analysis section of our 2002 Annual Report on Form 10-K (which discussion is incorporated herein by reference).

In June 2002, Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. During the first quarter of 2003, the Company adopted SFAS No. 146 and recorded a charge of $1.7 million. Refer to Note 1.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is computed to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is deferred and then recognized over the vesting period of the stock option or award.

The Company applies SFAS No. 123, Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18) and related interpretations in accounting for issuances of stock awards to non-employees. Under SFAS No. 123 these equity transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments is calculated under a fair value based method using a Black-Scholes pricing model. EITF 96-18 defines the measurement date for determining fair value as the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty's performance is complete.

If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro-forma amounts indicated below for the periods ended June 30:

                                                           Three Months Ended           Six Months Ended
                                                        ----------------------      ----------------------
                                                           2003          2002          2003          2002
                                                        --------      --------      --------      --------
Net loss:
     As reported ..................................     $ (1,578)     $(12,049)     $ (7,774)     $(21,981)
     Add (Deduct): Total stock-based employee
     compensation income (expense) determined under
     fair value methods for all awards ............            7          (157)          (94)         (314)
                                                        --------      --------      --------      --------
     Pro forma ....................................       (1,571)      (12,206)       (7,868)      (22,295)

Basic and diluted net loss per share
     As reported ..................................     $  (0.08)     $  (0.57)     $  (0.39)     $  (1.01)
     Pro forma ....................................     $  (0.08)     $  (0.58)     $  (0.39)     $  (1.02)

                                 i3 MOBILE, INC.

                   Notes to Consolidated Financial Statements

Note 3 - Significant Customers:

During the six months ended June 30, 2003, revenues from the Company's Pronto product offering and from one wireless network operator customer for its legacy wireless alert product accounted for 39% and 24% of total net revenues, respectively. During the six months ended June 30, 2002, the Company had two wireless network operator customers for its legacy wireless alert product, which combined, accounted for approximately 75% of its total net revenues. In conjunction with the Company's March 2003 decision to terminate the Pronto service and implement cost saving measures while seeking a Transaction, all revenue producing activities from both the Pronto product offering and from its legacy wireless alert product offerings were ceased.

Note 4 - Long-lived Asset Impairment:

During March 2003, the Company took action on a plan approved by its Board of Directors and consequently terminated the Pronto service and initiated further cost saving measures. As a result of this plan, management reviewed the fair value of the Company's long-lived assets, including related prepaid maintenance contracts, in accordance with SFAS No. 144 and recorded a $0.5 million non-cash charge to the Company's results of operations. During its impairment review, the Company assessed its future cash flows and determined that it was necessary to record an impairment charge to reduce the carrying value of its long-lived assets to their estimated fair value.

Note 5 - Subsequent Event:

On August 5, 2003, the Company announced that it had entered into a nonbinding letter of intent with ACE*COMM Corporation ("ACEC"), a publicly traded global provider of advanced convergent mediation products and enterprise telemanagement software applications. Although the Company has entered into a nonbinding letter of intent for a merger transaction with ACEC, the Company has not yet entered into any definitive binding agreement and there can be no assurance the Company will be able to do so, or to do so on the terms as outlined in the letter of intent. In the event the Company is unable to effect a transaction with ACEC in the near future, or to do so on favorable terms, the Company may be required to pursue alternative potential transactions to maximize stockholder value or distribute the assets of the Company and there can be no assurance that the Company can be able to do so or do so on favorable terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in this document and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in our annual report on Form 10-K for the year ended December 31, 2002, and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained in such Form 10-K.

Overview

From our inception in June 1991 until 2001, our business was comprised of distributing customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand. During 2001, we evolved from a company that distributed customized text-based information to mobile devices under the "Powered by i3 Mobile" product brand into a company that we believed was among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

We have determined that our direct to consumer marketing approach for Pronto has not proven effective in quickly growing our subscriber base. While we have pursued the establishment of sales channels for Pronto through marketing and distribution relationships with third parties, we have determined that the establishment of such sales channels would require the ability to fund negative cash flow and losses until such time as significant revenue streams were realized, which could take additional time beyond the Company's current cash resources. Consequently, we have determined that the establishment of sales channels through marketing and distribution relationships are not a viable alternative.

Although we undertook substantial efforts to research, develop and market the Pronto product, we did not achieve the subscriber levels which had been estimated and were needed to sustain the core business model. Due to challenges we faced in marketing the Pronto product, and our concerns about our cash resources going forward, in October 2002, we engaged the services of an investment banker to pursue strategic alternatives, including a potential merger or acquisition of the Company (collectively, a "Transaction"). In order to facilitate a Transaction, in March 2003 we announced the termination of the Pronto service and other cost saving measures in order to manage our cash resources.

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, we took action on a plan approved by our Board of Directors and discontinued revenue producing operations and terminated the Pronto service and initiated cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the termination of our research and development efforts at our Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge to our results of operations in the first quarter of 2003. As a result of the plan approved by our Board of Directors, we reviewed the fair value of our long-lived assets, including prepaid maintenance contracts and recorded a $0.5 million non-cash charge to our results of operations in the first quarter of 2003. Additionally, subscription revenues from wireless network operators were ceased subsequent to March 31, 2003 as we began implementing cost saving measures and seek to consummate a Transaction.

On August 5, 2003, we announced that we had entered into a nonbinding letter of intent with ACE*COMM Corporation ("ACEC"), a publicly traded global provider of advanced convergent mediation products and enterprise telemanagement software applications. Although we have entered into a nonbinding letter of intent for a potential merger transaction with ACEC, we have not yet entered into any definitive binding agreement and there can be no assurance we will be able to do so, or to do so on the terms as outlined in the letter of intent. Further, the final economic terms of the potential transaction have not been determined at this time. In the event we are unable to effect a Transaction in the near future, or to do so on favorable terms, we may be required to pursue alternative potential transactions to maximize stockholder value or distribute the assets of the Company. See "Other Risks and Uncertainties."

Results of Operations

Three Months Ended June 30, 2003 And June 30, 2002

Net Revenue. Net revenue was $0.8 million for the three months ended June 30, 2002 of which $0.7 million was comprised of subscription revenues from wireless network operators from the Company's wireless alert product offering. In conjunction with the Company's March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no revenue producing activities during the three months ended June 30, 2003. See "Liquidity and Capital Resources".

Operating Expenses. Operating expenses were $1.9 million for the three months ended June 30, 2002 and included $1.1 million of call center activities related to the Pronto product offering in the 2002 period. In conjunction with the Company's March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no operating expenses during the comparative period in 2003.

Sales and Marketing Expenses. Sales and marketing expenses were $5.7 million for the three months ended June 30, 2002 and were primarily attributable to direct marketing initiatives incurred for the Pronto product offering. In conjunction with the Company's March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no sales and marketing activities during the comparative period in 2003.

Product Development Expenses. Product development expenses were $1.4 million for the three months ended June 30, 2002 which included labor and related costs in for the ongoing refinement and enhancement of Pronto. In conjunction with the Company's March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no product development activities during the comparative period in 2003.

General and Administrative Expenses. General and administrative expenses decreased by 61% to $1.6 million for the three months ended June 30, 2003 from $4.1 million for the three months ended June 30, 2002. This decrease from the June 30, 2002 period was primarily attributable to decreases in personnel and related costs of $0.9 million and depreciation and maintenance costs of $1.4 million due to the impairment of our long-lived assets in the first quarter of 2003 partially offset by the loss on the sale of our fixed assets in the 2003 period of $0.3 million. We anticipate that general and administrative expenses will continue to decrease on a quarterly basis for the remainder of 2003, as compared to the quarter ended June 30, 2003, as a result of our decision to terminate the Pronto service and focus on the consummation of a Transaction.

Interest Income, Net. Net interest income was $34,000 for the three months ended June 30, 2003 vs. $0.2 million for the three months ended June 30, 2002. The decrease was attributable to a lower amount of funds invested in the 2003 period as compared to 2002 as well as lower average returns on investments due to a general decrease in interest rates.

Results of Operations

Six Months Ended June 30, 2003 and June 30, 2002

Net Revenue. Net revenue decreased 84% to $0.3 million for the six months ended June 30, 2003 from $1.7 million for the six months ended June 30, 2002. This decrease was attributable to a decrease in subscription revenues from wireless network operators during the 2003 period as compared to the 2002 period as we had begun to de-emphasize our legacy wireless alert product during 2002. In conjunction with our March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, all revenue producing activities from both the Pronto product offering and from our legacy wireless alert product offerings were ceased effective March 31, 2003. See "Liquidity and Capital Resources".

Operating Expenses. Operating expenses decreased by 66% to $1.2 million for the six months ended June 30, 2003 from $3.6 million for the six months ended June 30, 2002. The decrease was primarily attributable to reduced call center activities related to the Pronto product offering in the 2003 period. The 2003 period, however, includes approximately $0.1 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all operating activities were ceased as a result of our decision to terminate the Pronto service and focus on the consummation of a Transaction.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 94% to $0.6 million for the six months ended June 30, 2003 from $9.5 million for the six months ended June 30, 2002. The decrease from the June 30, 2002 period is primarily attributable to direct marketing initiatives incurred during the 2002 period for the Pronto product which were not incurred in the 2003 period. The 2003 period, however, includes approximately $0.3 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all sales and marketing activities were ceased as a result of our decision to terminate the Pronto service and focus on the consummation of a Transaction.

Product Development Expenses. Product development expenses decreased by 60% to $1.2 million for the six months ended June 30, 2003 from $2.9 million for the six months ended June 30, 2002. The decrease was primarily as a result of reduced labor and related costs in the 2003 period for the ongoing refinement and enhancement of Pronto versus the 2002 period. The 2003 period, however, includes approximately $0.3 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all product development activities were ceased as a result of our decision to terminate the Pronto service and focus on the consummation of a Transaction.

General and Administrative Expenses. General and administrative expenses decreased by 43% to $4.7 million for the six months ended June 30, 2003 from $8.2 million for the six months ended June 30, 2002. This decrease from the June 30, 2002 period was primarily attributable to decreases in personnel and related costs of $1.3 million due to our March 2003 reductions in workforce and depreciation and maintenance costs of $2.7 million due to the impairment of our long-lived assets in the first quarter of 2003. These decreases were partially offset by approximately $1.0 million in severance costs incurred during the 2003 period associated with the reductions in our workforce and $0.3 million for the loss on the sale of our fixed assets in the 2003 period.

Interest Income, Net. Net interest income was $0.1 million for the six months ended June 30, 2003 as compared to $0.4 million for the six months ended June 30, 2002. The decrease was attributable to a lower amount of funds invested in the 2003 period as compared to 2002 as well as lower average returns on investments due to a general decrease in interest rates.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through June 30, 2003. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. Our working capital decreased to $10.8 million at June 30, 2003 from $16.9 million at December 31, 2002. As of June 30, 2003, we have an accumulated deficit of approximately $148 million.

Net cash used in operating activities was $9.1 million for the six months ended June 30, 2003 and $15.1 million for the six months ended June 30, 2002. The principal use of cash in each of these periods was to fund our losses from operations.

We believe that our current cash and cash equivalents would be sufficient to meet our anticipated cash needs for working capital which includes approximately $0.5 million of non-cancelable commitments for the remainder of 2003 including among other things, rent commitments, which management will continue to resolve. We have determined, however, that we will not continue to operate Pronto at this time and will instead focus on effecting a Transaction. We anticipate that we will continue to incur net losses for the foreseeable future. If we effect a Transaction, we may incur significant uses of cash in connection with a possible merger or acquisition. If the we fail to enter into a Transaction in the near term, the resultant reduction of the Company's available cash resources would have a material adverse effect on our ability to ultimately consummate a Transaction and therefore could result in distributing our assets. However, management believes that we have adequate cash resources to continue to discharge our liabilities as a company through 2004, in the absence of a change in control related to a Transaction.

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, we took action on a plan approved by the Board of Directors and discontinued revenue producing operations and terminated the Pronto service and initiated cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the suspension of its research and development efforts at its Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge to our results of operations in the first quarter of 2003 in accordance with Statement of Financial Accounting Standards No. 146. As a result of the plan approved by the Board of Directors, management reviewed the fair value of our long-lived assets, including prepaid maintenance contracts and recorded a $0.5 million non-cash charge to our results of operations in the first quarter of 2003. Additionally, subscription revenues from wireless network operators were ceased subsequent to March 31, 2003 as we began implementing cost saving measures and seek to consummate a Transaction.

Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2003 vs. cash used in investing activities of $0.7 million for the six months ended June 30, 2002. The amounts provided in the 2003 period were attributed to the sale of the majority of the Company's fixed assets. The amounts invested in the 2002 period were principally related to Pronto.

Net cash used in financing activities was $2.5 million for the six months ended June 30, 2002. The amounts used in the 2002 period included $2.2 million for the repurchase of treasury stock and $0.3 million for the repayment of certain capital lease obligations. No such amounts were expended in the 2003 period.

Critical Accounting Policies

Please refer to the discussion of our critical accounting policies contained in the Management's Discussion and Analysis section of our 2002 Annual Report on Form 10-K (which discussion is incorporated herein by reference).

Certain Factors that May Affect Future Results

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements, but their absence does not mean that the statement is not forward-looking. The forward looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future short term operating results, including, without limitation, our ability to locate and consummate a Transaction with a suitable strategic investment partner, acquisition candidate or other investment opportunity and our ability to manage our cash resources until we are able to do so. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to update publicly any forward-looking statements or reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

There can be no assurance that we will be able to consummate a Transaction. We have incurred recurring operating losses, and operations have not generated positive cash flows. We have determined that a Transaction may be the best means available to leverage our remaining cash resources and to maximize stockholder value. Although we have entered into a nonbinding letter of intent for a potential merger transaction on August 4, 2003, we have not entered into any definitive binding agreement, and there can be no assurance we will be able to consummate a Transaction, or to do so on favorable terms. Further, the letter of intent does not finalize the exact economic terms of a potential transaction with ACEC. Such final terms may be less favorable than anticipated. In the event we are unable to effect a Transaction, we will be required to implement additional cost reductions or distribute our assets.

The potential benefits of a Transaction may not be realized. Although we believe that a Transaction may enhance stockholder value, any potential Transaction involves significant risks, many of which will be beyond our control. We may not realize the benefits of any potential Transaction because of numerous integration challenges, exposures to unforeseen liabilities, and the increased risk of costly and time-consuming litigation, including stockholder lawsuits. Further, the market price of common stock received may decline as a result of any potential Transaction if the integration with any potential Transaction partner is unsuccessful, if we do not achieve the perceived benefits of any potential Transaction as rapidly or to the extent anticipated by financial analysts or investors, or if the effect of any potential Transaction is not consistent with our expectations

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment. As of June 30, 2003, our officers, directors and affiliated persons beneficially owned approximately 27% of our voting securities. J. William Grimes, our President, interim Chief Executive Officer and Chairman of the Board of Directors, beneficially owned approximately 24% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock.

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

We have in place anti-takeover provisions that could make it more difficult to acquire us. Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. For example, a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. During 2001, we changed our charter to include provisions classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our board of directors. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which provides certain restrictions against business combinations with interested stockholders.

Our common stock will be subject to delisting from the Nasdaq Small Cap market. Our common stock is currently trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap"). By letter dated March 18, 2003 from Nasdaq, we have been made aware that we currently do not meet the minimum $1 per share requirement for continued listing on the Nasdaq SmallCap Market. In accordance with Marketplace Rule 4310(c)(8)(D), we have been provided with 180 days, until September 15, 2003, to regain compliance. If at anytime before September 15, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will be provided with notification that we are in compliance with the rule for continued listing. If compliance cannot be demonstrated by September 15, 2003, we would need to meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4310(c)(2)(A), whereby we would be granted an additional 180 day grace period to regain compliance. For continued listing, and in addition to the $1 minimum bid price, we must have (i) $2.5 million in stockholders' equity or $35 million market value of listed securities or $500,000 net income from continuing operations; (ii) 500,000 publicly held shares; (iii) $1 million market value of publicly held shares; (iv) at least 300 stockholders; and (v) at least two market makers. Furthermore, if we are able to regain compliance with the listing standards for the Nasdaq National Market in accordance with Nasdaq Marketplace Rule 4450(a)(2), we would again be eligible for listing on the Nasdaq National Market; however there can be no assurance of our ability to meet the standards of the Nasdaq National market and regain listing. If we are unable to demonstrate compliance with the Nasdaq SmallCap criteria for maintaining our listing, our common stock would be subject to delisting. Except for a couple of days, our common stock has continued to close at less than $1.00 per share. If our common stock were to be delisted from trading on the Nasdaq SmallCap and were neither re-listed thereon nor listed for trading on another recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of our company and services and could restrict investors' interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

If our cash balances and operating results fall below investors' expectations, our stock price could significantly decline. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline. As a result of any of these factors, our quarterly or annual operating results could fall below the expectations of public market analysts and investors. In this event, the price of our common stock could significantly decline.

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

As of June 30, 2003, we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2003 has been estimated at approximately $0.1 million or approximately 1% of budgeted net loss for each 1% change in interest rates.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     Part II
                                Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 3.1 Bylaws of i3 Mobile, Inc., as amended through June 23, 2003

             Exhibit 31.1 Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 31.2 Certification of Chief Financial Officer as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K-The Company filed the following Current Reports on Form 8-K during the second quarter:

             On May 16, 2003, under Items 7 and 9, to furnish a press release announcing its results for the quarterly period ended March 31, 2003.

             On August 5, 2003, under Item 5, to furnish a press release announcing the execution of a Letter of Intent, dated August 4, 2003 (the "Letter of Intent"), between i3 Mobile, Inc. and ACE*COMM Corporation and to furnish the Letter of Intent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003

                                                 i3 MOBILE, INC.


                                                 By: /s/ Edward J. Fletcher
                                                     ---------------------------
                                                     Chief Financial Officer

                                  Exhibit Index

Exhibit
 Number                           Exhibit Description
 ------                           -------------------

   3.1        Bylaws of i3 Mobile, Inc., as amended through June 23, 2003

   31.1       Certification of Chief Executive Officer as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   31.2       Certification of Chief Financial Officer as adopted pursuant
              Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002