Form 10-Q
period 2003-09-30
I3 MOBILE INC
filed 2003-11-12
CIK 1045597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2003

or

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

(203) 353-0383

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003
Common Stock, Par Value $.01	20,115,990

I N D E X

i3 MOBILE, INC.

i3 MOBILE, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$10,355	$20,572
Accounts receivable, net of allowances	–	138
Prepaid expenses and other current assets	521	558

Total current assets	10,876	21,268

Fixed assets, net	181	1,765
Deposits and other non-current assets	325	334
Total assets	$11,382	$23,367

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,420	$4,328

Total liabilities	1,420	4,328
Stockholders’ equity:
Preferred stock; $.01 par value, 50,000 shares authorized, none issued	–	–
Common stock; $.01 par value, 75,000,000 shares authorized, 24,820,640 and 24,805,640 shares issued	248	248
Additional paid-in capital	166,983	166,945
Accumulated deficit	(149,632)	(140,517)
Treasury stock at cost, 4,704,650 shares	(7,637)	(7,637)

Total stockholders’ equity	9,962	19,039

Total liabilities and stockholders’ equity	$11,382	$23,367

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(unaudited)		(unaudited)
Net revenue	$–	$899	$267	$2,597

Expenses:
Operating	–	1,682	1,198	5,237
Sales and marketing	–	2,078	568	11,539
Product development	–	1,377	1,150	4,217
General and administrative	1,368	3,971	6,064	12,200
Long-lived asset impairment	–	6,731	516	6,731

Total expenses	1,368	15,839	9,496	39,924

Operating loss	(1,368)	(14,940)	(9,229)	(37,327)
Interest income, net	(27)	(112)	(114)	(517)

Net loss	$(1,341)	$(14,828)	$(9,115)	$(36,810)

Net loss per share – basic and diluted	$(0.07)	$(0.72)	$(0.45)	$(1.72)

Shares used in computing net loss per share	20,116	20,471	20,116	21,345

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(9,115)	$(36,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	625	4,564
Non-cash stock compensation charges	33	403
Loss on sale of fixed assets	257	–
Long-lived asset impairment	516	6,731

Changes in operating assets and liabilities:
Decrease in accounts receivable, net	138	227
Decrease in deferred advertising	–	2,245
(Increase) decrease in other assets	(128)	88
(Decrease) in accounts payable and accrued liabilities	(2,908)	(1,414)

Net cash used in operating activities	(10,582)	(23,966)

Cash flows from investing activities:
Purchase of fixed assets	(6)	(829)
Proceeds from the sale of fixed assets	365	–

Net cash provided by (used in) investing activities	359	(829)

Cash flows from financing activities:
Payments on capital lease obligations	–	(465)
Proceeds from exercise of stock options and warrants	6	17
Repurchase of common stock	–	(2,174)

Net cash provided by (used in) financing activities	6	(2,622)

Decrease in cash and cash equivalents	(10,217)	(27,417)
Cash and cash equivalents at beginning of period	20,572	52,612

Cash and cash equivalents at end of period	$10,355	$25,195

See accompanying notes to consolidated financial statements.

i3 MOBILE, INC.

Notes to Consolidated Financial Statements

Note 1 – Company Overview:

i3 Mobile, Inc., “i3 Mobile” or the “Company”, was incorporated in Delaware on June 28, 1991. From its inception in June 1991 until 2001, the Company’s business was comprised of distributing customized text-based information to mobile devices under the “Powered by i3 Mobile” product brand. During 2001, the Company evolved into a company that it believed was among the first to create a premium mobile subscription information and communication service for telephones. This service, Pronto, was marketed directly to consumers delivering information and service on demand 24 hours a day, combining the service of a mobile concierge with the simplicity of flat-menu voice recognition technology.

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

On September 12, 2003, the Company entered into a definitive agreement to merge with an indirect wholly-owned subsidiary of ACE*COMM Corporation (“ACEC”), a publicly traded global provider of advanced convergent mediation products and enterprise telemanagement software applications. On October 28, 2003, the Company and ACEC amended such merger agreement. The merger is subject to the approval of the merger agreement, as amended, by the stockholders of the Company and the approval by the stockholders of ACEC of the issuance of the ACEC common stock in connection with the merger. If such transaction is consummated, i3 Mobile stockholders will receive 0.1876 shares of ACEC common stock for each share of i3 Mobile common stock. The exchange ratio was determined pursuant to a formula valuing ACEC’s common stock at market value less a discount and valuing i3 Mobile at an amount equal to its cash, net of specified liabilities and commitments at the closing of the merger. The Company has called a special meeting of its stockholders to vote upon the proposal to adopt the merger agreement and approve the merger with ACEC for December 5, 2003. Although the Company has entered into a definitive agreement for a merger transaction with ACEC, there can be no assurance the Company will be able to consummate this merger transaction.

Liquidity:

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the nine months ended September 30, 2003, the Company incurred a loss from operations of approximately $9.1 million and negative cash flows from operations of approximately $10.6 million. As of September 30, 2003, the Company had an accumulated deficit of approximately $150 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs ongoing costs and expenses related to consummating a transaction with ACEC. During March 2003, the Company took action on a plan approved by the Company’s Board of Directors in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction. The Company discontinued revenue producing operations and terminated the Pronto service and initiated cost saving measures including a reduction of 65 employees, approximately 78% of its workforce, the termination of its research and development efforts at its Texas facility, and furthered its ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge in its results of operations during the first quarter of 2003. If the Company fails to consummate a transaction with ACEC, the ongoing reduction of the Company’s available cash resources over time would have a material adverse effect on the Company’s ability to operate and therefore could result in the Company distributing its assets. However, management believes the Company has adequate cash resources to continue to realize its assets and discharge its liabilities as a company through 2004, in the absence of a change in control related to a Transaction.

i3 MOBILE, INC.

Notes to Consolidated Financial Statements

Note 2 – Basis of Presentation / Significant Accounting Policies:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in financial statements have been omitted pursuant to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form

10-K for the year ended December 31, 2002.

Certain reclassifications have been made for consistent presentation.

In June 2002, Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees who will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. During the first quarter of 2003, the Company adopted SFAS No. 146 and recorded a charge of $1.7 million. Refer to Note 1.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation expense is computed to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is deferred and then recognized over the vesting period of the stock option or award.

The Company applies SFAS No. 123, Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and related interpretations in accounting for issuances of stock awards to non-employees. Under SFAS No. 123 these equity transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments is calculated under a fair value based method using a Black-Scholes pricing model. EITF 96-18 defines the measurement date for determining fair value as the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

i3 MOBILE, INC.

Notes to Consolidated Financial Statements

If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the Company’s net loss and net loss per share would have been reduced to the pro-forma amounts indicated below for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Net loss:
As reported	$(1,341)	$(14,828)	$(9,115)	$(36,810)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	(41)	(157)	(134)	(471)

Pro forma	(1,382)	(14,985)	(9,249)	(37,281)

Basic and diluted net loss per share
As reported	$(0.07)	$(0.72)	$(0.45)	$(1.72)
Pro forma	$(0.07)	$(0.73)	$(0.46)	$(1.75)

Note 3 – Significant Customers:

During the nine months ended September 30, 2003, revenues from the Company’s Pronto product offering and from one wireless network operator customer for its legacy wireless alert product accounted for 39% and 24% of total net revenues, respectively. During the nine months ended September 30, 2002, the Company had two wireless network operator customers for its legacy wireless alert product, which accounted for approximately 56% and 19% of its total net revenues. In conjunction with the Company’s March 2003 decision to terminate the Pronto service and implement cost saving measures while seeking a Transaction, all revenue producing activities from both the Pronto product offering and from its legacy wireless alert product offerings were ceased.

Note 4 – Long-lived Asset Impairment:

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

In the third quarter of 2002, the Company recorded a $6.7 million non-cash charge for the impairment of capitalized software, computer hardware and leasehold improvements. Due to the Company’s operating results being substantially lower than originally anticipated, a decline in the Pronto subscriber base realized during the third quarter of 2002, the reduction of the Company’s direct to consumer marketing initiatives, and the uncertainty surrounding its Pronto offering, management determined that a review for impairment of the fair value of the Company’s long-lived assets in accordance with SFAS 144 was required. During its impairment review, the Company assessed its future cash flows and determined that it was necessary to record an impairment charge to reduce the carrying value of its long-lived assets to their estimated fair value.

Note 5 – Subsequent Event:

During November 2003, the Company settled its remaining office lease obligations of its Stamford, CT facility with its landlord for $1.5 million, which consisted of a cash payment of $1.2 million plus the relinquishment of the Company’s security deposit of $0.3 million. In addition, certain office furniture and fixtures were also assumed by the landlord. The release and settlement agreement entitles the Company to retain certain of its offices in Stamford, CT until the earlier of 30 days written notice by the landlord or December 31, 2003. As a result of this settlement, the Company will record a charge of $1.7 million to its results of operations in the fourth quarter of 2003.

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

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, we took action on a plan approved by our Board of Directors and discontinued revenue producing operations, terminated the Pronto service and initiated cost saving measures, including a reduction of 65 employees, approximately 78% of our workforce, the termination of our research and development efforts at our Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge to our results of operations in the first quarter of 2003. As a result of the plan approved by our Board of Directors, we reviewed the fair value of our long-lived assets, including prepaid maintenance contracts and recorded a $0.5 million non-cash charge to our results of operations in the first quarter of 2003. Additionally, subscription revenues from wireless network operators were ceased subsequent to March 31, 2003 as we began implementing cost saving measures and sought to consummate a Transaction.

On September 12, 2003, we entered into a definitive agreement to merge with an indirect wholly-owned subsidiary of ACE*COMM Corporation (“ACEC”), a publicly traded global provider of advanced convergent mediation products and enterprise telemanagement software applications. On October 28, 2003, the Company and ACEC amended such merger agreement. The merger is subject to the approval of the merger agreement, as amended, by our stockholders and the approval by the stockholders of ACEC of the issuance of the ACEC common stock in connection with the merger. If such transaction is consummated, our stockholders will receive 0.1876 shares of ACEC common stock for each share of our common stock. The exchange ratio was determined pursuant to a formula valuing ACEC’s common stock at market value less a discount and valuing us at an amount equal to its cash, net of specified liabilities and commitments at the closing of the merger. We have called a special meeting of our stockholders to vote upon the proposal to adopt the merger agreement, as amended, and approve the merger with

ACEC for December 5, 2003. Although we have entered into a definitive agreement for a merger transaction with ACEC, there can be no assurance that we will be able to consummate this merger transaction. See “Other Risks and Uncertainties.”

Results of Operations

Three Months Ended September 30, 2003 and September 30, 2002

Net Revenue.    Net revenue was $0.9 million for the three months ended September 30, 2002 of which $0.7 million was comprised of subscription revenues from wireless network operators from the Company’s wireless alert product offering. In conjunction with the Company’s March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no revenue producing activities during the three months ended September 30, 2003. See “Liquidity and Capital Resources”.

Operating Expenses.    Operating expenses were $1.7 million for the three months ended September 30, 2002 and were primarily related to call center activities related to the Pronto product offering in the 2002 period. In conjunction with the Company’s March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no operating expenses during the comparative period in 2003.

Sales and Marketing Expenses.    Sales and marketing expenses were $2.1 million for the three months ended September 30, 2002 and were primarily attributable to direct marketing initiatives incurred for the Pronto product offering. In conjunction with the Company’s March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no sales and marketing activities during the comparative period in 2003.

Product Development Expenses.    Product development expenses were $1.4 million for the three months ended September 30, 2002 which included labor and related costs for the ongoing refinement and enhancement of Pronto. In conjunction with the Company’s March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, there were no product development activities during the comparative period in 2003.

General and Administrative Expenses.    General and administrative expenses decreased by 66% to $1.4 million for the three months ended September 30, 2003 from $4.0 million for the three months ended September 30, 2002. This decrease from the September 30, 2002 period was primarily attributable to decreases in personnel and related costs as well as depreciation and maintenance costs due to the impairment of our long-lived assets in 2003.

Interest Income, Net.    Net interest income was $27,000 for the three months ended September 30, 2003 vs. $0.1 million for the three months ended September 30, 2002. The decrease was attributable to a lower amount of funds invested in the 2003 period as compared to 2002 as well as lower average returns on investments due to a general decrease in interest rates.

Results of Operations

Nine Months Ended September 30, 2003 and September 30, 2002

Net Revenue.    Net revenue decreased 90% to $0.3 million for the nine months ended September 30, 2003 from $2.6 million for the nine months ended September 30, 2002. This decrease was attributable to a decrease in subscription revenues from wireless network operators during the 2003 period as compared to the 2002 period as we had begun to de-emphasize our legacy wireless alert product during 2002. In conjunction with our March 2003 decision to terminate the Pronto service and continue to implement cost saving measures while seeking a Transaction, all revenue producing activities from both the Pronto product offering and from our legacy wireless alert product offerings were ceased effective March 31, 2003. See “Liquidity and Capital Resources”.

Operating Expenses.    Operating expenses decreased by 77% to $1.2 million for the nine months ended September 30, 2003 from $5.2 million for the nine months ended September 30, 2002. The decrease was primarily attributable to reduced call center activities related to the Pronto product offering in the 2003 period. The 2003 period, however, includes approximately $0.1 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all operating activities were ceased as a result of our decision to terminate the Pronto service and focus on the consummation of a Transaction.

Sales and Marketing Expenses.    Sales and marketing expenses decreased by 95% to $0.6 million for the nine months ended September 30, 2003 from $11.5 million for the nine months ended September 30, 2002. The decrease from the September 30, 2002 period is primarily attributable to direct marketing initiatives incurred during the 2002 period for the Pronto product which were not incurred in the 2003 period. The 2003 period, however, includes approximately $0.3 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all sales and marketing activities were ceased as a result of our decision to terminate the Pronto service and focus on the consummation of a Transaction.

Product Development Expenses.    Product development expenses decreased by 73% to $1.2 million for the nine months ended September 30, 2003 from $4.2 million for the nine months ended September 30, 2002. The decrease was primarily as a result of reduced labor and related costs in the 2003 period for the ongoing refinement and enhancement of Pronto versus the 2002 period. The 2003 period, however, includes approximately $0.3 million in severance and related costs associated with the March 2003 reduction in our workforce. As of March 31, 2003 all product development activities were ceased as a result of our decision to terminate the Pronto service and focus on the consummation of a Transaction.

General and Administrative Expenses.    General and administrative expenses decreased by 50% to $6.1 million for the nine months ended September 30, 2003 from $12.2 million for the nine months ended September 30, 2002. This decrease from the September 30, 2002 period was primarily attributable to decreases in personnel and related costs of $1.3 million due to our March 2003 reductions in workforce and depreciation and maintenance costs of $2.7 million due to the impairment of our long-lived assets in the first quarter of 2003. These decreases were partially offset by approximately $1.0 million in severance costs incurred during the 2003 period associated with the reductions in our workforce and $0.3 million for the loss on the sale of our fixed assets in the 2003 period.

Interest Income, Net.    Net interest income was $0.1 million for the nine months ended September 30, 2003 as compared to $0.5 million for the nine months ended September 30, 2002. The decrease was attributable to a lower amount of funds invested in the 2003 period as compared to 2002 as well as lower average returns on investments due to a general decrease in interest rates.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of our common and preferred securities and the issuance of long-term debt, which has resulted in aggregate cash proceeds of $130.1 million through September 30, 2003. We have incurred substantial losses and negative cash flows from operations in every fiscal period since inception. Our working capital decreased to $9.5 million at September 30, 2003 from $16.9 million at December 31, 2002. As of September 30, 2003, we have an accumulated deficit of approximately $150 million.

Net cash used in operating activities was $10.6 million for the nine months ended September 30, 2003 and $24.0 million for the nine months ended September 30, 2002. The principal use of cash in each of these periods was to fund our losses from operations.

We believe that our current cash and cash equivalents would be sufficient to meet our anticipated cash needs for working capital for the remainder of 2003. We have determined, however, that we will not continue to operate Pronto at this time and will instead focus on effecting a Transaction. We anticipate that we will continue to incur net losses for the foreseeable future. If we fail to consummate a Transaction with ACEC, the resultant reduction of the Company’s available cash resources would have a material adverse effect on our ability to ultimately consummate a Transaction and therefore could result in distributing our assets. However, management believes that we have adequate cash resources to continue to discharge our liabilities as a company through 2004, in the absence of a change in control related to a Transaction.

During March 2003, in an effort to continue to reduce recurring operating losses, preserve cash resources and working capital and facilitate a potential Transaction, we took action on a plan approved by the Company’s Board of Directors and discontinued revenue producing operations, terminated the Pronto service and initiated cost saving measures, including a reduction of 65 employees, approximately 78% of our workforce, the suspension of our research and development efforts at our Texas facility, and furthered our ongoing efforts to resolve contractual obligations. The reduction of workforce resulted in a $1.7 million charge to our results of operations in the first quarter of 2003 in accordance with Statement of Financial Accounting Standards No. 146. As a result of the plan approved by our Board of Directors, management reviewed the fair value of our long-lived assets, including prepaid maintenance contracts and recorded a $0.5 million non-cash charge to our results of operations in the first quarter of 2003. Additionally, subscription revenues from wireless network operators were ceased subsequent to March 31, 2003 as we began implementing cost saving measures and sought to consummate a Transaction.

Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2003 versus cash used in investing activities of $0.8 million for the nine months ended September 30, 2002. The amounts provided in the 2003 period were attributed to the sale of the majority of the Company’s fixed assets. The amounts invested in the 2002 period were principally related to Pronto.

Net cash used in financing activities was $2.6 million for the nine months ended September 30, 2002. The amounts used in the 2002 period included $2.2 million for the repurchase of treasury stock and $0.4 million for the repayment of certain capital lease obligations. No such amounts were expended in the 2003 period.

Critical Accounting Policies

Please refer to the discussion of our critical accounting policies contained in the Management’s Discussion and Analysis section of our 2002 Annual Report on Form 10-K (which discussion is incorporated herein by reference).

Certain Factors that May Affect Future Results

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believe,” “anticipate,” “think,” “intend,” “plan,” “expect,” “project,” “will be” and similar expressions identify such forward-looking statements, but their absence does not mean that the statement is not forward-looking. The forward looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties, including the statements in “Liquidity and Capital Resources” regarding the adequacy of funds to meet funding requirements. Our actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect our future short term operating results, including, without limitation, our ability to consummate a Transaction with ACEC and our ability to manage our cash resources until we are able to do so. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to update publicly any forward-looking statements or reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

There can be no assurance that we will be able to consummate a strategic alternative.    We have incurred recurring operating losses, and operations have not generated positive cash flows. We have determined that the merger with ACEC is the best means available to leverage our remaining cash resources and to maximize stockholder value. In the event that we are unable to effect the merger with ACEC or effect another strategic alternative, we will be required to find another buyer or distribute our assets. In the case of a distribution, we would need to hold back assets to cover liabilities, and stockholders would be expected to receive much less than they would in the merger, if any.

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

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.    As of September 30, 2003, our officers, directors and affiliated persons beneficially owned approximately 28% of our voting securities. J. William Grimes, our President, interim Chief Executive Officer and Chairman of the Board of Directors, beneficially owned approximately 24% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock.

We do not plan to pay any dividends.    Investors who need income from their holdings should not purchase our shares. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the future. As a result, our common stock is not a good investment for people who need income from their holdings.

Our stock price may be volatile due to factors outside of our control.    Since we ceased operations in March 2003, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National and SmallCap Markets and the securities of technology companies in particular, have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate: the amount of our limited cash resources, any announcement or rumors of our intention to consummate a transaction with a suitable strategic investment partner or acquisition candidate other than ACEC, an announcement by i3 Mobile terminating its merger with ACEC; and general market conditions. These broad market fluctuations may materially adversely affect our stock price, regardless of our then existing resources or prospects.

Certain provisions of our charter documents provide for limited personal liability of members of our board of directors.    Our certificate of incorporation and bylaws contain certain provisions which reduce the potential liability of members of our board of directors for certain monetary damages and provide for indemnity of other persons. We are unaware of any pending or threatened litigation against us or our directors that would result in any liability for which any of our directors would seek indemnification or other protection.

We have in place anti-takeover provisions that could make it more difficult to acquire us.    Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors, even if doing so would be beneficial to our stockholders. For example, a takeover bid otherwise favored by a majority of our stockholders might be rejected by our Board of Directors. During 2001, we amended our charter to include provisions classifying our Board of Directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our Board of Directors. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which provides certain restrictions against business combinations with interested stockholders.

Our common stock will be subject to delisting from the Nasdaq Small Cap market.    Our common stock is currently trading on the Nasdaq SmallCap Market (“Nasdaq SmallCap”). By letter dated March 18, 2003 from Nasdaq, we were informed that we currently do not meet the minimum $1.00 per share requirement for continued listing on the Nasdaq Small-Cap Market. In accordance with Marketplace Rule 4310(c)(8)(D), we had been provided with 180 days, until September 15, 2003, to regain compliance. We could not comply by September 15, 2003, however, by letter dated September 17, 2003 from Nasdaq, Nasdaq stated that we did meet the initial listing criteria for the Small-Cap Market under Marketplace Rule 4310(c)(2)(A), and, therefore, we would be granted an additional 180 day grace period to regain compliance until March 12, 2004 even though we failed to maintain the $1.00 minimum bid price. For continued listing, and in addition to the $1.00 minimum bid price, we must have (i) $2.5 million in stockholders’ equity or $35 million market value of listed securities or $500,000 net income from continuing operations; (ii) 500,000 publicly held shares; (iii) $1 million market value of publicly held shares; (iv) at least 300 stockholders; and (v) at least two market makers. Notwithstanding the foregoing extension by NASDAQ, by letter received by us on October 1, 2003, Nasdaq informed us that unless we hold our annual meeting by December 31, 2003, our common stock would be subject to delisting from the Nasdaq Small-Cap Market. We do not expect to hold an annual meeting by December 31, 2003 unless the transaction with ACEC is terminated with enough time to solicit proxies and hold our annual meeting in accordance with applicable state and federal law. If we are unable to demonstrate compliance with the Nasdaq SmallCap criteria for maintaining our listing, our common stock would be subject to delisting. Except for a single day in August 2003, our common stock has continued to close at less than $1.00 per share, usually significantly less. If our common stock were to be delisted from trading on the Nasdaq Small-Cap Market and were neither re-listed thereon nor listed for trading on another recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of our company. Delisting could also restrict investors’ interest in our common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

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

As of September 30, 2003, we had no debt outstanding. We currently have no plans to incur debt during the next twelve months. As such, changes in interest rates will only impact interest income. The impact of potential changes in hypothetical interest rates on budgeted interest income in 2003 has been estimated at approximately $0.1 million or approximately 1% of budgeted net loss for each 1% change in interest rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 6. Exhibits and Reports on Form 8-K

(a	)	Exhibits

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

(b	)	Reports on Form 8-K–The Company filed the following Current Reports on Form 8-K during the third quarter:

On August 5, 2003, under Items 5 and 7, to furnish a press release announcing the execution of a Letter of Intent, dated August 4, 2003 (the “Letter of Intent”), between i3 Mobile, Inc. and ACE*COMM Corporation and to furnish the Letter of Intent.

On August 19, 2003, under Items 7 and 9, to furnish a press release announcing its results for the quarterly period ended June 30, 2003.

On September 18, 2003, under Items 5 and 7, to furnish a press release announcing the execution of an Agreement and Plan of Merger, dated September 12, 2003, between i3 Mobile, Inc. and ACE*COMM Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003

i3 MOBILE, INC.

By:	/s/ Edward J. Fletcher

Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002